Form 10-Q
period 2011-01-31
Tundra Gold Corp.
filed 2011-03-09
CIK 1499467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended January 31, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 333-169066

TUNDRA GOLD CORP.
(Exact name of registrant as specified in its charter)

200 S Virginia, 8th Floor, Reno, Nevada 89501
(Address of principal executive offices) (Zip Code)

775 398 3012
(Registrant's telephone number, including area code)

________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes [ X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,740,000 shares of common stock, $0.0001 par value, issued and outstanding as of March 8, 2011.

Item 1.  Financial Statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	January 31,	April 30,
	2011	2010
ASSETS:
Current Assets:
Cash	$47,378	$1,971
Prepaid Expenses	2,416	1,860

Total Current Assets	49,794	3,831

Total Assets	$49,794	$3,831

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable and Accrued Liabilities	$3,852	$4,696

Total Current Liabilities	3,852	4,696

Stockholders' Equity (Deficit):
Common Stock, Par Value $.0001
Authorized 100,000,000 shares,
24,740,000 shares issued at January 31, 2011
(April 30, 2010 – 23,500,000)	2,474	2,350
Additional Paid-In Capital	96,526	34,650
Subscriptions Receivable	-	(35,000)
Deficit Accumulated During the Exploration Stage	(53,058)	(2,865)

Total Stockholders' Equity (Deficit)	45,942	(865)

Total Liabilities and Stockholders' Equity	$49,794	$3,831

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
					September 16,
	For the Three Months		For the Nine Months		2009
	Ended		Ended		(Inception) to
	January 31,		January 31,		January 31,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-

Expenses
Mineral Property Exploration	3,757	-	6,440	-	6,440
General and Administrative	10,239	-	38,753	-	41,618
Total Expenses	13,996	-	45,193	-	48,058

Net (Loss) Income from Operations	(13,996)	-	(45,193)	-	(48,058)

Write-down of Mineral Property Acquisition Payments	-	-	(5,000)	-	(5,000)

Net (Loss) Income	$(13,996)	$-	$(50,193)	$-	$(53,058)

Basic and Diluted
Loss per Share	$(0.00)	$-	$(0.00)	$-

Weighted Average Shares
Outstanding	24,740,000	-	24,614,203	-

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			September 16, 2009
	For the Nine Months Ended		(Inception) to
	January 31,		January 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(50,193)	$—	$(53,058)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Mineral Property Acquisition Cost	5,000	—	5,000

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(556)	—	(2,416)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(844)	—	3,852

Net Cash Used in Operating Activities	(46,593)	—	(46,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition Costs	(5,000)	—	(5,000)
Net Cash Used in Investing Activities	(5,000)	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Sale of Common Stock	62,000	—	99,000
Collection of Subscriptions Receivable	35,000	—	—

Net Cash Provided by Financing Activities	97,000	—	99.000

Net (Decrease) Increase in
Cash and Cash Equivalents	45,407	—	47,378
Cash and Cash Equivalents
at Beginning of Period	1,971	—	—
Cash and Cash Equivalents
at End of Period	$47,378	$—	$47,378

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Cumulative
Since
September 16, 2009
	For the Nine Months Ended		(Inception) to
	January 31,		January 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

Tundra Gold Corp. (“the Company”) was incorporated under the name Titan Gold Corp. on September 16, 2009 under the laws of the State of Nevada.  On February 25, 2010 the Company amended its articles of incorporation to change its name to Tundra Gold Corp.  The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Nature of Operations

The Company has no products or services as of January 31, 2011.  The Company was established to operate in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Tundra Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form S-1 for the fiscal year ended April 30, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form S-1 for the fiscal year ended April 30, 2010, has been omitted.  The results of operations for the three and nine-month periods ended January 31, 2011 is not necessary indicative of results for the entire year ending April 30, 2011.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $53,058 for the period from September 16, 2009 (inception) to January 31, 2011, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $45,000 to fund its operations during the next twelve months which will include property lease payments, initial assessment of its property, costs associated with maintaining an office, and professional, legal and accounting expenses associated with our becoming a reporting issuer under the Securities Act of 1934.  The Company has raised a total of $99,000 since inception.  The Company currently has sufficient cash to fund its planned operations for the next twelve months.  However, in order to develop its property, the Company will need to obtain additional financing in the future.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Foreign Currency

The Company’s functional currency is the U.S. dollar and to date has undertaken the majority of its transactions in U.S. dollars. Any transaction gains and losses that may occur will be included in the statement of operations as they occur.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with one financial institution in the form of a demand deposit.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of January 31, 2011 and 2010, the company had no outstanding common stock options or warrants

Comprehensive Income

The Company has adopted ASC 220, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

Property Holding Costs

Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. These costs include security and maintenance expenses, lease and claim fees payments, and environmental monitoring and reporting costs.

Exploration and Development Costs

Mineral property interests include optioned, leased, and acquired mineral development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was optioned or acquired, either as an individual asset or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

The Company evaluates, at least quarterly, the carrying value of capitalized mineral interests costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, and accounts payable and accrued liabilities at January 31, 2011 and 2010 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 4 – MINERAL PROPERTY INTERESTS

Marietta Property

On May 18, 2010, the Company executed a property lease agreement with MinQuest, Inc. (“MinQuest”) whereby the Company leased certain unpatented mineral claims from MinQuest collectively referred to as the Marietta Property (the “Marietta”).   The Marietta Property is located in Mineral County, Nevada and currently consists of five unpatented claims.  The lease agreement is for a period of 20 years with annual lease payments of $5,000 due on May 15 of each year.  There are no minimum annual exploration expenditures required under the agreement.  However, any exploration programs undertaken by the Company during the lease period shall carryforward and be credited against any future property option agreement should such a property option agreement be executed between the Company and MinQuest.  Upon execution of the Marietta Agreement, the Company paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.  As a result of the Marietta property not containing any known resource, the Company has written down its initial $5,000 property lease payment in the statement of operations and comprehensive loss at January 31, 2011.

Under the agreement with MinQuest, all of our payment obligations are non-refundable.  If we do not make any payments under the agreement we will lose any payments made and all our rights to the property.  MinQuest has retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.  All of the annual lease payments under the agreement shall be treated as advance royalty payments and will be an offset to the production royalty due until the total amount paid to MinQuest has been recouped.

The Company may use MinQuest for its mineral exploration expertise on the property. Furthermore, both the Company and MinQuest have the right to assign, sell, mortgage or pledge their rights in the agreement or on the property.

The agreement will terminate if the Company fails to comply with any of its obligations under either agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party.  The agreement can be terminated by the Company by providing MinQuest with 60 days written notice.

NOTE 5 - COMMON STOCK TRANSACTIONS

On May 28, 2010, the Company completed a private placement of 1,240,000 common shares at $0.05 per share for a total offering price of $62,000.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine-month ended January 31, 2011 the Company paid $4,250 in directors’ fees to one of our directors.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of Tundra Gold Corp. (an exploration stage company) (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form S-1 for the year ended April 30, 2010 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

Tundra Gold Corp. (“the Company”) was incorporated under the laws of the State of Nevada on September 16, 2009 under the name Titan Gold Corp.  On February 25, 2010, the Company amended its articles of incorporation to change its name from Titan Gold Corp. to Tundra Gold Corp.  We have a specific business plan that we are pursuing as aggressively as possible within the limits of our resources. We are an exploration-stage company as defined by the SEC and we are in the business of exploring, and if warranted, advancing mineral properties to the discovery point where we believe maximum shareholder returns can be realized. Our primary focus is in the gold sector and currently our only mineral property is the Marietta, located in Mineral County, Nevada.  On May 18, 2010, we executed a Lease Agreement with MinQuest pursuant to which we obtained the right to conduct mineral exploration activities on and in the Marietta, with the subsequent right to participate in the development of minerals from the Marietta. The Marietta currently consists of five unpatented claims.  The Company may use MinQuest for its mineral exploration expertise on the Marietta.

We are dependent upon making a gold deposit discovery at Marietta for the furtherance of the Company. Should we be able to make an economic find at the Marietta, we would then be solely dependent upon the Marietta mining operation for our revenue and profits, if any. The probability that ore reserves that meet SEC guidelines will be discovered on at the Marietta is undeterminable at this time. The Marietta claims presently do not have any known mineral resources or reserves. There is no mining plant or equipment located within the property boundaries. Currently, there is no power supply to the mineral claims. A great deal of work is required on our Marietta property before a determination as to the economic and legal feasibility of a mining venture on it can be made.

Business Operations

We are a new company early in the implementation of our business plan and performing those tasks necessary to raise the appropriate funding to complete our business plan. Our primary focus in the natural resource sector is gold.  Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves.

Though it is possible to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed.  Therefore, we intend to develop joint ventures or sell any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling or partnering a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have leased in Nevada contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our property, the purchase of small interests in producing property, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have one property under option, and are in the early stages of exploring this property. There has been no indication as yet that any commercially viable mineral deposits exist on this property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Exploration Program

In the following discussion, there are references to “unpatented” mining claims. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If you purchase an unpatented mining claim that is later declared invalid by the U.S. government, you could be evicted.

Marietta Property

On May 18, 2010 we executed the Minerals Lease and Agreement with MinQuest, Inc. (“MinQuest”) whereby we obtained the right to conduct mineral exploration activities on and in the property with the subsequent right to participate in the development of minerals from the property.  There are no minimum annual exploration expenditures required under the lease agreement.  However, any exploration programs undertaken by us during the lease period shall carryforward and be credited against any future property option agreement should such a property option agreement be executed between us and MinQuest.  Upon execution of the lease agreement, we paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.

MinQuest has provided a work plan for the first year that will include scanning all currently available data, georeferencing all maps in order to digitize drill hole locations, geology and geochemistry.  A spread sheet of drill hole information will be compiled from the known historical drilling.  All drill hole coordinates, drill hole assays, oxidation boundaries and lithology will be entered into a spread sheet allowing the development of cross-sections in electronic form using industry software.  A ground truth of drill hole locations will be performed with a GPS to assess the accuracy of the data.  If any underground workings are open, mapping and sampling will be carried out on those underground workings that remain open to determine the attitude of bedding, underground grades and depth of oxidation.

MinQuest has commenced work according to the work plan. In October 2010, the process of scanning and digitizing the historical data was begun.  The total work plan is expected to incur approximately 1,000 hours that will range from time spent scanning data to analysis by geologists.  The work will be completed by MinQuest and its network of contractors.  Herb Duerr, a geologist and the Vice President of MinQuest will do the field work, management, and senior level analysis while a junior level geologist of Desert Pacific, is currently performing the data scanning.  Nevada Blue has been scanning and printing the larger items.  It is not expected that Mr. Eastwood, a director of the Company and a part-time consultant to MinQuest, will be performing any of the work to be done by MinQuest or its network of subcontractors on the Marietta property. While the Company has no written agreements with MinQuest or its network of subcontractors, MinQuest has informed us that the work to be done on the Marietta property will be performed by the Herb Duerr, employees of his company Desert Pacific and Nevada Blue.  It is anticipated that this work will be completed by June of 2011 and in order to complete the work plan in this time frame it will take approximately 40 hours of time per week

These results will be evaluated to determine if one or more precious metals may exist within the property boundaries.  Our planned program includes compilation of all activities to the present with the goal of producing an outline of mineralized areas that will guide further exploration drilling.  However, this program is exploratory in nature and no minable reserves may ever be found.

Results of Operations

We did not earn any revenues during the three or nine-months ended January 31, 2011or 2010.  The Company is in the exploration stage and we will be in the exploration stage of our business for an extended period of time.  As a result we do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended January 31, 2011 we had a net loss of $13,996 compared to a net loss of $nil in the corresponding period in 2010.  The increase in the net loss was largely due to legal and administrative costs associated with regulatory filings.  In addition, the Company incurred $3,757 in mineral property exploration costs related to the mapping of its Marietta property.  The Company did not have any operations in the three-months ended January 31, 2010.

For the nine-months ended January 31, 2011 we had a net loss of $50,193 compared to a net loss of $nil in the corresponding period in 2010.  The increase in the net loss was largely due to accounting, legal and administrative costs associated with regulatory filings.  In addition, the Company incurred $6,440 in mineral property exploration costs related to the mapping of its Marietta property.  The Company also incurred the initial $5,000 Marietta lease payment for the nine-months ended January 31, 2011.  The Company did not have any operations in the nine-months ended January 31, 2010.

Liquidity and Capital Resources

We had cash of $47,378 and working capital of $45,942 as of January 31, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$25,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s property;

•	$20,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine-months ended January 31, 2011 was $46,593 compared to $nil during the nine-months ended January 31, 2010.  A significant portion of the increase was due to an increase in the net loss to $50,193 for the nine-months ended January 31, 2011 from $nil in 2010.  The cash used in operating activities also increased due to outflows from prepaid expenses of $556 and from accounts payable of $844.    For the nine-months ended January 31, 2011, cash received from financing activities was $62,000 from a private placement and $35,000 from the collection of subscriptions receivable.  Investing activities in 2011 consisted of $5,000 related to the initial Marietta property lease payment. There were no operations by the Company for the nine-months ended January 31, 2010.

Financing over the next twelve months

Over the next twelve months, the Company intends to explore our property to determine whether it contains commercially exploitable reserves of gold and silver or other metals.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the tools needed for the exploratory work being conducted.

Current cash on hand is sufficient for all of the Company’s commitments for the next twelve months. However, the Company will need additional funding to explore and develop its property in the future.  We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $53,058 for the period from September 16, 2009 (inception) to January 31, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the April 30, 2010 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and  Exchange  Commission. Our Chief Executive Officer and  Chief  Financial Officer have reviewed the effectiveness  of  our "disclosure controls  and  procedures"  (as  defined   in   the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and  have  concluded  that our disclosure controls and procedures over financial reporting were not effective based upon the COSO criteria due to the following material weakness:

•
Our Company’s administration is composed of small number of administrative individuals resulting in a situation where limitations on segregation of duties exist.  In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties.  Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended January 31, 2011 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended January 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

During the most recently completed quarter ended January 31, 2011, the Company made use of a small number of administrative assistants and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

5(a) There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fiscal quarter ended January 31, 2011 has been disclosed.

5(b)           The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

Item 6. Exhibits.

Exhibit 31
Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

15

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 8, 2011

TUNDRA GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)