Form 10-K
period 2011-04-30
Tundra Gold Corp.
filed 2011-07-29
CIK 1499467

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

Commission file number: 333-169066

TUNDRA GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-2019656
(State of incorporation)	(I.R.S. Employer Identification No.)

200 S Virginia, 8th Floor
Reno, Nevada, 89501
(Address of principal executive offices)

(775) 398-3012
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 31, 2010 was approximately $0.

The number of shares of the issuer’s common stock issued and outstanding as of July 29, 2011 was 25,940,000 shares.

Documents Incorporated By Reference:  None

Glossary of Mining Terms

Adit(s), Historic working driven horizontally, or nearly so into a hillside to explore for and exploit ore.

Adularia. A potassium-rich alteration mineral – a form of orthoclase.

Ag. Elemental symbol for silver.

Air track holes. Drill hole constructed with a small portable drill rig using an air-driven hammer.

Au. Elemental symbol for gold.

Core holes. A hole in the ground that is left after the process where a hollow drill bit with diamond chip teeth is used to drill into the ground. The center of the hollow drill fills with the core of the rock that is being drilled into, and when the drill is extracted, a hole is left in the ground.

Felsic Tertiary Volcanic Rocks. Quartz-rich rocks derived from volcanoes and deposited between two and sixty-five million years ago.

Geochemical sampling. Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. For example, arsenic may indicate the presence of gold.

Geologic mapping. Producing a plan and sectional map of the rock types, structure and alteration of a property.

Geophysical survey. Electrical, magnetic, gravity and other means used to detect features, which may be associated with mineral deposits.

Leaching. Leaching is a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from ore, and then the liquid is collected and the metals extracted from it.

Level(s), Main underground passage driven along a level course to afford access to stopes or workings and provide ventilation and a haulage way for removal of ore.

Magnetic lows. An occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver.

Plug. A vertical pipe-like body of magma representing a volcanic vent similar to a dome.

Quartz Monzonite. A medium to coarse crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase.

Quartz Stockworks. A multi-directional system of quartz veinlets.

RC holes. Short form for Reverse Circulation Drill holes. These are holes left after the process of Reverse Circulation Drilling.

Resource. An estimate of the total tons and grade of a mineral deposit defined by surface sampling, drilling and occasionally underground sampling of historic diggings when available.

Reverse circulation drilling. A less expensive form of drilling than coring that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not give as much information about the underlying rocks.

Scoping Study. A detailed study of the various possible methods to mine a deposit.

Sedimentation. The process of deposition of a solid material from a state of suspension or solution in a fluid (usually air or water).

Silicic dome. A convex landform created by extruding quartz-rich volcanic rocks.

Stope(s). An excavation from which ore has been removed from sub-vertical openings above or below levels.

Tertiary. That portion of geologic time that includes abundant volcanism in the western U.S.

Trenching. A cost effective way of examining the structure and nature of mineral ores beneath gravel cover. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling.

Tuffaceous. Pertaining to sediments which contain up to 50% tuff.

Volcanic center. Origin of major volcanic activity.

Volcanoclastic. Coarse, unsorted sedimentary rock formed from erosion of volcanic debris.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Tundra Gold Corp. (the “Company”, “Tundra”, or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

PART I
Item 1.                      Description of Business.

We are engaged in natural resource exploration and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Currently we are in the exploration state and are undertaking two exploration programs in Nevada.

History

We were incorporated under the laws of the State of Nevada on September 16, 2009 under the name Titan Gold Corp.  On February 25, 2010, the Company amended its articles of incorporation to change its name from Titan Gold Corp. to Tundra Gold Corp. We are an exploration-stage company as defined by the SEC and we are in the business of exploring, and if warranted, advancing mineral properties to the discovery point where we believe maximum shareholder returns can be realized. Our primary focus is in the gold sector.

On March 19, 2010, we issued an aggregate of 20,000,000 shares of our common stock to Gurpartap Singh Basrai our founder, President, Chief Executive Officer, Chairman, and Director.  The shares were issued in consideration for the payment of $2,000.

On April 26, 2010, we completed a private placement pursuant to which we issued an aggregate of 3,500,000 shares of common stock at a purchase price of $0.01 per share to accredited investors for gross proceeds of $35,000.

On May 15, 2010, William P. Eastwood was appointed to our Board of Directors.

On May 18, 2010 we executed a Minerals Lease and Agreement with MinQuest, Inc., a natural resource exploration company (“MinQuest”) whereby we obtained the right to conduct mineral exploration activities on and in the property known as the Marietta.  The Marietta consists of five unpatented mineral claims and is located in Mineral County, Nevada.  Upon execution of the Lease Agreement, we paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.

On May 28, 2010, we completed a private placement pursuant to which we issued an aggregate of 1,240,000 shares of common stock at a purchase price of $0.05 per share to accredited investors for gross proceeds of $62,000.

The private placements were completed by relying on the exemption from the registration requirements of the Securities Act provided by Regulations S or D and/or Section 4(2) of the Securities Act.

On April 4, 2011, we executed a second property option agreement with MinQues granting us the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest,.  The property known as the Crescent Fault Property is located in Eureka County, Nevada and currently consists of 33 unpatented claims.  Upon execution of the agreement, we paid MinQuest $20,000 as well as reimbursed MinQuest $7,920 relating to property holding costs.

Also on April 4, 2011, we closed a private placement pursuant to which we issued an aggregate of 1,200,000 common shares at $0.25 per share to three non-U.S. persons for a total offering price of $300,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Business Operations

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is gold. We are an exploration stage company. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. Therefore, we anticipate selling or partnering any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling or partnering a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have optioned in Nevada contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have two properties under option, and are in the early stages of exploring these properties. There has been no indication as yet that any commercially viable mineral deposits exist on these properties, and there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Government Regulation

The federal government and various state and local governments have adopted laws and regulations regarding the protection of natural resources, human health and the environment. We will be required to conduct all exploration activities in accordance with all applicable laws and regulations. These may include requiring working permits for any exploration work that results in physical disturbances to the land and locating claims, posting claims and reporting work performed on the mineral claims. The laws and regulations may tell us how and where we can explore for natural resources, as well as environmental matters relating to exploration and development. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Other than the normal bonding requirements, there are no costs to us at the present time in connection with compliance with environmental laws. However, since we do anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our sole officer and three directors provide planning and organizational services for us on a part-time basis.

Subsidiaries

We do not have any subsidiaries and we are not part of a group.

Item 1A.                      Risk Factors

Factors that May Affect Future Results

1. We will require additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Based upon current plans we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. We have sufficient cash on hand to fund our operating needs to April 30, 2012. However, we will need to raise additional funds through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

2. If we do not complete the required option payments and capital expenditure requirements mandated in our respective agreements with MinQuest, Inc. (“MinQuest”) we will lose our interest in that respective property and our business may fail.

If we do not make all of the property payments to MinQuest or incur the required expenditures in accordance with the respective property option agreements we will lose our option to acquire the respective property for which we have not made the payments and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the properties.

3. Because of our reliance on MinQuest our operations would be severely impacted should our relationship with MinQuest be terminated for any reason.

Both of our properties have been leased or optioned from MinQuest.  In addition, to date all of our exploration activity on these properties has been undertaken by MinQuest.  As a result, MinQuest has significant knowledge about our properties and it would be very difficult for us to replace MinQuest should our relationship with them be terminated for any reason.  To date, there have not been any conflicts between the Company and MinQuest.

4. Because our Officer and Directors serve as Officers and Directors of other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

All of our Directors and Officers work for other mining and mineral exploration companies.  Due to time demands placed on our Directors and Officers, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. The Officers and Directors’ full-time employment with other entities limits the amount of time they can dedicate to us as a director or officer. Also, our Directors and Officers may have a conflict of interest in helping us identify and obtain the rights to mineral properties because they may also be considering the same properties. To mitigate these risks, we work with several geologists in order to ensure that we are not overly reliant on any one of our Directors to provide us with geological services.  However, we cannot be certain that a conflict of interest will not arise in the future.  To date, there have not been any conflicts of interest between any of our Directors or Officers and the Company.

5. Because of the speculative nature of exploration and development, there is a substantial risk that our business will fail.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have in Nevada contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

6. Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business.

We are in the initial stages of exploration of our mineral claims and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. To date have been involved primarily in organizational activities, and the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

7. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by early-stage mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

In addition, the search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

8. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

9. Because access to our mineral claims is restricted by inclement weather we may be delayed in our exploration.

Access to our mineral properties is restricted through some of the year due to weather in the local area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

10. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Basrai, our sole officer, owns and operates several businesses.  As a result of his duties and responsibilities with the other businesses Mr. Basrai provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Basrai will not be spending all of his time working for the Company. Mr. Basrai will expend enough time to oversee the work programs that have been approved by the Company.  Later, if the demands of our business require additional time from Mr. Basrai, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Basrai to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Basrai’s other interests increase. Competing demands on Mr. Basrai’s time may lead to a divergence between his interests and the interests of our shareholders.

11. Mr. Eastwood is a director of our Company and also periodically performs consulting work for MinQuest which could lead to a conflict of interest between Mr. Eastwood, the Company, and MinQuest.

Mr. Eastwood is a contract geologist for MinQuest and is also a director of our Company.  There is a risk that Mr. Eastwood may have a conflict of interest regarding the time he has available to perform duties for the Company if his responsibilities with MinQuest did not allow him to be available to the Company.  In addition, there is a risk that he may become aware of information regarding our properties that may put him in a conflict of interest situation with either MinQuest or the Company.  To date, Mr. Eastwood has not undertaken any work on the Company’s property as all work performed by MinQuest has been completed by other MinQuest contractors.  In addition, the time required of Mr. Eastwood by the Company has not to-date created a conflict between the Company and MinQuest.

12. As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration programs.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws of the United States and Nevada as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration programs.

13. Our auditors’ opinion on our April 30, 2011 and 2010 financial statements includes an explanatory paragraph in respect of there being substantial doubt about our ability to continue as a going concern.

We have incurred net losses of $99,484 from September 16, 2009 (inception) to April 30, 2011.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  We anticipate generating losses for at least the next 12 months.  Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern.  We will need to obtain additional funds in the future.  Our plans to deal with this cash requirement include loans from existing shareholders, raising additional capital from the public or private sale of equity or entering into a strategic arrangement with a third party.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in our company.

14. Our principal shareholder who is also a director and our sole officer owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our sole officer owns 80.84% our outstanding common stock. As a result he has the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position, our sole executive officer is able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  In addition, it is possible for our sole executive officer to modify his share purchase agreement such that he could force the repurchase of his shares and remain on the board.  Also, sales of significant amounts of shares held by our sole executive officer, or the prospect of these sales, could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

RISKS RELATING TO OUR COMMON SHARES

15. We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 100,000,000 common shares, of which 25,940,000 shares are issued and outstanding.  The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing shareholders. We may value any common shares issued in the future on an arbitrary basis.  The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common shares.

16. Our common shares are subject to the "Penny Stock" Rules of the SEC and we have no established market for our securities, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

17. Because we do not intend to pay any cash dividends on our common shares, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common shares in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.                      Description of Properties.

We do not own any real property. We currently maintain our corporate office space at 200 S Virginia, 8th Floor, Reno, Nevada, 89501 pursuant to a one-year lease for $169 per month.  Management believes that our office space is suitable for our current needs.

In the following discussion relating to our interests in real property, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If one purchases an unpatented mining claim that is later declared invalid by the U.S. government, one could be evicted.

Map of our Marietta and Crescent Fault Properties located in Nevada.

CF Project
Marietta Project
N E V A D A
B A S
Reno
Sparks
Carson City
Fallon
Fernley
Wadsworth
Hazen
Lovelock
Humboldt
Mill City
Unionville
Oreana
Gerlach
Empire
Battle Mountain
Crescent Valley
Beowawe
Dunphy
Carlin
Austin
Eureka
Gabbs
Hawthorne
Luning
Mina
Babbitt
Schurz
Yerington
Mason
Minden
Gardnerville
Dayton
Stewart
Round Mountain
Manhattan
Duckwater
Currant
Warm Springs
Ruby Valley
Lamoille
Jiggs
Lee
Pyramid Lake
Winnemucca Lake
Humboldt Lake
Carson Sink
Lahontan Res.
Walker Lake
Lake Tahoe
Smoke Creek Desert
Seven Troughs Range
Trinity Range
Humboldt Range
East Range
Stillwater Range
Clan Alpine Mts.
Desatoya Mts.
Shoshone Range
Shoshone Mts.
Toiyabe Range
Toquima Range
Monitor Range
Hot Creek Range
Pancake Range
Simpson Park Mts.
Cortez Mountains
Ruby Mountains
Diamond Mts.
Wassuk Range
Gabbs Valley Range
Gillis Ra.
Excelsior Mts.
Mt. Lewis
Mt. Tenabo
Mt. Callaghan
Job Peak
Mt. Grant
Pilot Peak
NAD27 Zone 11S
0 10 20 30 40 50 60 miles

Marietta Property

Acquisition of Interest

On May 18, 2010 we executed the Minerals Lease and Agreement with MinQuest whereby we obtained the right to conduct mineral exploration activities on and in the property with the subsequent right to participate in the development of minerals from the property.  There are no minimum annual exploration expenditures required under the Lease Agreement.  However, any exploration programs undertaken by us during the lease period shall carryforward and be credited against any future property option agreement should such a property option agreement be executed between us and MinQuest.  Upon execution of the Lease Agreement, we paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.

Under the agreement with MinQuest, all of our payment obligations are non-refundable.  If we do not make any payments under the agreement we will lose any payments made and all our rights to the property.  MinQuest has retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.  All of the $5,000 annual lease payments under the agreement shall be treated as advance royalty payments and will be an offset to the production royalty due until the total amount paid to lessor has been recouped.

The Company may use MinQuest for its mineral exploration expertise on the property. Furthermore, both the Company and MinQuest have the right to assign, sell, mortgage or pledge their rights in the agreement or on the property.

The Lease Agreement will terminate if the Company fails to comply with any of its obligations under the Agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party.  The agreement can be terminated by the Company by providing MinQuest with 60 days written notice.

Description and Location of the Marietta Property

The Marietta is located in Mineral County, Nevada and currently consists of 5 unpatented claims.  The town of Mina is 50 km away and Tonopah is 120 km north.

Exploration History of the Marietta Property

Exploration history includes some small unrecorded production from the property that likely occurred between the early 1900’s and 1940’s.  Modern exploration was confined to work conducted by American Gold Resources (“AGR”) from 1989 to 1992.  AGR completed a total of 59 drill holes testing the above referenced resource area.  Of this amount, 33 holes were drilled on 50 feet centers while the remaining holes were drilled on 200 feet centers.  Drilling to a depth of 350 feet has defined a mineralized zone that is mostly hosted within a graben of calcareous sandstone with quartz veins.  A graben is an elongated depression between geologic faults and a vein is a narrow mass of rock intersecting other rocks, and filling inclined or vertical fissures not corresponding with the stratification.  Further work is needed to determine the strike and extent and depth of the mineralization.

Geology of the Marietta

The Marietta is located within the Walker Lane trend.  The Walker Lane is a linear north-northwest trending depression extending some 800 km (500 miles) north from the Garlock Fault-Las Vegas area to south-central Oregon. Within it are Walker, Goose, and Pyramid Lakes. This trough is part of the Walker Lane Fault Zone, a major tectonic system that includes Owens and Death Valleys and several prominent faults, and is the site of many contemporary earthquakes. Located at the juncture of two contrasting tectonic styles, the Sierra Nevada and the Basin and Range, the Walker Lane region is deforming in a complex way by both extensional and transcurrent (sliding) fault movements

The Walker Lane shear zone straddles the border between Nevada and California and has a long history of exploration and mining, dating back to the discovery of the famous Comstock Lode in the late 1850s. The Walker Lane is notable for its numerous occurrences of volcanic-hosted epithermal gold and silver deposits.  The project area covers sheared and brecciated silciclastic rocks of the Triassic Excelsior Formation intruded by a porphyryitic quartz-monzonite of Laramide age.  The mineralized zone is mostly hosted within a graben of calcareous sandstone with quartz veins.

Current State of Exploration

The Marietta claims presently do not have any mineral resources or reserves. There is no mining plant or equipment located within the property boundaries. Currently, there is no power supply to the mineral claims.

Geological Exploration Program

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

MinQuest has commenced work according to the work plan. In October 2010, the process of scanning and digitizing the historical data was begun.  The total work plan is expected to incur approximately 1,000 hours that will range from time spent scanning data to analysis by geologists.  The work will be completed by MinQuest and its network of contractors.  Herb Duerr, a geologist and the Vice President of MinQuest will do the field work, management, and senior level analysis while a junior level geologist of Desert Pacific, is currently performing the data scanning.  Nevada Blue has been scanning and printing the larger items.  It is not expected that Mr. Eastwood, a director of the Company and a part-time consultant to MinQuest , will be performing any of the work to be done by MinQuest or its network of subcontractors on the Marietta property. While the Company has no written agreements with MinQuest or its network of subcontractors, MinQuest has informed us that the work to be done on the Marietta property will be performed by the Herb Duerr, employees of his company Desert Pacific and Nevada Blue.  It is currently anticipated that this work will be completed by the fall of 2011 and in order to complete the work plan in this time frame it will take approximately 40 hours of time per week.

These results will be evaluated to determine if one or more precious metals may exist within the property boundaries.  Our planned program includes compilation of all activities to the present with the goal of producing an outline of mineralized areas that will guide further exploration drilling.  However, this program is exploratory in nature and no minable reserves may ever be found.

Crescent Fault Property

Acquisition of Interest

On April 4, 2011, Tundra executed a property option agreement (the “Agreement”) with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest, a natural resource exploration company.  The property known as the Crescent Fault Property is located in Eureka County, Nevada and currently consists of 33 unpatented claims (the ‘Property”).

Annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

	Property	Work
	Payments	Expenditures

Upon Execution of the Agreement	$20,000	$-
By April 4, 2012	20,000	200,000
By April 4, 2013	65,000	200,000
By April 4, 2014	45,000	200,000
By April 4, 2015	60,000	250,000
By April 4, 2016	70,000	250,000
By April 4, 2017	80,000	300,000
By April 4, 2018	90,000	300,000
By April 4, 2019	100,000	350,000
By April 4, 2020	100,000	400,000
By April 4, 2021	250,000	750,000
	$900,000	$3,200,000

Upon execution of the Agreement the Company paid MinQuest $20,000 and well as reimbursed MinQuest for the Crescent Fault’s holdings and related property costs in the amount of $7,920.

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property.  If the Company fails to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.  The Company shall have the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to two thirds (66.7%) of Minquest’s royalty (i.e. an amount equal to 2% of the royalty) for $4,000,000. The right to purchase the said royalty interest shall be exercised by the Company providing MinQuest with notice of the purchase accompanied by payment in the amount of $4,000,000.

The Company may use MinQuest for its mineral exploration expertise on the Property. Furthermore, both the Company and MinQuest have the right to assign, sell, mortgage or pledge their rights in each respective Agreement or on each respective Property. In addition, any mineral interests staked, located, granted or acquired by either the Company or MinQuest which are located within a 1 mile radius of the Property will be included in the option granted to the Company.

The Agreement will terminate if the Company fails to comply with any of its obligations in the Agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. The Agreement provides that all disputes shall be resolved by a sole arbitrator under the rules of the Arbitration Act of Nevada. The Company also has the right to terminate the Agreement by giving notice to MinQuest.

Description and Location of the Crescent Fault Property

The Crescent Fault Property is located in western Eureka County, Nevada approximately 240 miles east of Reno. The property is comprised of 33 lode mineral claims on the western flank of the Cortez Mountains in north central Nevada.

Exploration History of the Crescent Fault Property

There is little evidence of prospecting on the Crescent Fault property. A few shallow pits have been excavated on iron rich areas of the sediments. This work was likely carried out in the early 1900’s or later. There is no production recorded from the Crescent Fault area. Recent exploration on the property dates to the 1970’s when Chevron initiated a geothermal test of a nearby hot spring. Since that time Noranda and North Mining conducted exploration programs centered-around the northeastern portion of the claim group. In all, 16 holes for 10,246 feet (2,945 m) of drilling have been completed on the property.

In 1991, Noranda explored the property with geologic mapping and geochemical sampling. In 1992 Noranda joint ventured the property with Golden Giant. A drill program was initiated in 1993 and 6 holes were drilled for a total of 2905 feet. An additional 3 holes for a total of 2106 feet were drilled in 1994 following up mineralization encountered in 1993. Nine holes were completed for a total of 5011 feet.  All holes tested the foot wall of the Crescent Fault. The property was dropped shortly after due to the perceived limited nature of the mineralization.

In 1994 North Mining acquired the property. North conducted an extensive geologic mapping and sampling program and geophysical surveys. In 1995 North completed a seven-hole RC program for a total of 4005 feet. North tested the hanging wall side of the fault within the pediment. Bedrock was only encountered in three of the seven holes. A lack of positive results forced North to return the project.

In 1996 Golden Peaks Resources acquired the property and reportedly drilled at least one core hole for an unknown total footage. This data is not currently available. The drilling is believed to have occurred in late 1997 to mid-1998. The company returned the property in 1999.

MinQuest obtained the property position in 2005.

Geology of the Crescent Fault Property

The Crescent Fault property lies within the Battle Mountain-Eureka trend. This zone is defined by the Ruby Hill mine on the south end and the Twin Creeks mine on the north end. The property is situated in north central Nevada within the Basin and Range Physiographic Province. The Great Basin is characterized by northerly trending mountain ranges separated by wide valleys. In north-central Nevada the ranges are generally composed of Paleozoic shelf carbonate rocks unconformably overlain by deep water siliceous sedimentary rocks. Thinning crust from extension provides episodic magmatism and associated geothermal plumes. The prolonged heat combined with circulating ground water is believed to be a primary contributor to mineral deposition throughout the region.

The Crescent Fault property is underlain by a sequence of Ordovician silciclastic sediments of the Valmy Formation and Permian to Pennsylvanian age carbonate and clastic sediments reportedly of the Brock Canyon Formation. These formations have been intruded by several stocks or laccoliths of probable Cretaceous age ranging from granodiorite to quartz monzonite. Later stage diorite dikes have been recognized along fault zones sub-parallel to the range front fault.

Quaternary alluvial debris masks everything north of the range front fault. Alteration of sediments and intrusive rocks occurs adjacent to the range front structure along its strike length within property boundaries. Alteration alters all rock types from 60 to 200 feet inward of the range front fault. Alteration types within the sediment package vary from quartz veining and jasperoid to decalcification and clay alteration. Alteration effects within intrusive rocks range from stockwork quartz veining to secondary carbonate alteration combined with disseminated sulfides. Contact zones within both intrusive and sediment rocks are bleached and heavily sericitized. However, sericite alteration is generally not widespread.

Gold and silver mineralization on the Crescent Fault property occurs within both sediment and intrusive rocks. Anomalous gold and silver values have been encountered in altered calcareous sandstone, siltstone and conglomerate of the Antler Sequence of Pennsylvanian to Permian age, and the Mesozoic granodiorite. The intrusive bodies appear to interfinger with the sediments suggesting a laccolith environment, but may actually be the result of complicated sets of sub-parallel faulting within the footwall of the range front structure. The character of the mineralization is mixed ranging from base and precious metals-rich skarn to disseminated gold in silicified and argillized sediments. The gold and silver mineralization are associated with lead and zinc in one area of skarn and with a set of toxic elements indicative of “Carlin type” mineralization in other areas. Over all, the system appears similar to other epithermal systems in the immediate area.

The range front structure trends northeasterly along the break in slope forming the boundary between Crescent Valley and the Cortez Range. The Crescent Fault zone is estimated to have up to 6,000 feet of vertical displacement based on geologic mapping and various geophysical techniques. Sub-parallel northeasterly trending structures have been identified by various geologists within the footwall of the range front structure. These faults suggest a relationship of conjugate faulting related to lateral movement. An older set of northwest trending faults are localized within drainages and may terminate at the range front fault. These structures are not well defined, but appear to have modest offsets.

A geophysical interpretation from a CSMT survey conducted in 2006 suggests that some northwesterly faults may offset the Crescent fault by 50 to 200 feet. Displacement of veining and alteration along the range front suggest potential for mineralization under cover to the north. Drilling indicates depths to bedrock of greater than 500 feet immediately northwest (hanging wall) of the range front fault. However, alteration and mineralization have been localized along 10 this fault for over four miles in strike length. A further evaluation of vertically offset mineralization may be warranted if a suitable targeting method can be found.

Previous exploration on the Crescent Fault property identified significant alteration along the Crescent Fault, a major range front fault zone. This fault has been remobilized over tens of millions of years with both apparent dip-slip and strike-slip movement. The alteration occurring within and adjacent to the range front can be traced along strike for over 15,000 feet. The present claim position covers approximately 8,000 feet of this feature.

The most noticeable alteration at the Crescent Fault Project is linked with hydrothermal alteration at surface. Alteration consisting of jasperoid, quartz veining and stockwork quartz veinlets associated with clay, decalcification and sericite alteration within the sediments occurs at surface and at depth. An equally noticeable alteration effect at surface is bleaching, iron staining and potassic alteration in the granodiorite. These alteration effects are not mentioned in drill logs.

Additional alteration at depth as described in drill logs, but not apparent on surface is indicated by garnet rich marble and hornfels mixed with granodiorite. This alteration is regarded as prograde skarn and is generally related to the higher gold values and visual identification of zinc as  phalerite. A second type of alteration (possibly retrograde) is described as silicification (25 to 50% quartz) and clay alteration occurring within silciclastic sediments.

A compilation of rock, stream and drill geochemistry indicates at least three separate mineralized areas occur along the Crescent Fault. These areas remain open down dip and along strike providing additional targets within the property boundary.  Mineralization on the Crescent Fault property occurs within Paleozoic age calcareous sandstone, limestone and conglomerate. This rock sequence has been intruded by a Tertiary granodiorite to quartz monzonite stock, which in turn is cut by high-angle diorite and basalt dikes. The entire rock package has been cut by a range front fault.

Current State of Exploration

The Crescent Fault property does not have any reportable mineral resources or reserves. The property has seen only cursory prospecting. There has been no production of metals from the property in the past.

Geological Exploration Program

Tundra has not yet undertaken any exploration on the Crescent Fault Property.  However, the Company has completed a compilation of the available historic data.  MinQuest has submitted a budget proposal that will include a drill program and a cultural survey. The Company’s Board of Directors has not yet approved the proposed budget.

Item 3.                      Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s properties are not the subject of any pending legal proceedings.

Item 4.                      (Removed and Reserved)

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information.

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. The Company has received approval from FINRA and DTC for our common stock to be eligible for trading on the Over The Counter Bulletin Board. However, a market has not yet developed.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.

Holders.

On July 29, 2011, there were approximately thirty-six holders of record of the Company’s common stock.

Dividends.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options.

The Company does not have any warrants outstanding and the Company has not yet adopted a stock option plan.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On April 4, 2011 we closed a private placement of 1,200,000 common shares at $0.25 per share for a total offering price of $300,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by three non-U.S. person.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

None.

Item 6.                      Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.                      Management’s Discussion and Analysis or Plan of Operation.

Overview

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. Our primary focus in the natural resource sector is gold. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. We therefore anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By optioning or selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have in Nevada contain commercially exploitable reserves.  Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   To date we have two properties under option. We have not yet conducted exploration on the properties but we have initiated an exploration program that will include mapping, sampling, surveying and drilling on each of our two properties. There has been no indication as yet that any mineral deposits exist on the properties, and there is no assurance that a commercially viable mineral deposit exists on our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Plan of Operation

During the twelve-month period ending April 30, 2012, our objective is to continue to explore the properties subject to our mineral claims.  The funds in our treasury are sufficient to meet all planned activities as outlined below. The Company expects that it will need approximately $277,000 to fund its operations during the next twelve months which will include property option payments, exploration of its properties as well as the costs associated with maintaining an office.  The Company completed a financing on April 4, 2011 for total proceeds of $300,000.  The cash from this financing is sufficient to fund its planned operations for the next twelve months.  However, in order to develop its properties, the Company will need to obtain additional financing in the future.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our two directors and one officer, at a minimum to conserve capital. We believe outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending April 30, 2012.

The following is an overview of the project work to date, as well as anticipated work for the next twelve months. Specific dates when work will begin, and how long it will take to complete each step is subject to change due to the variables of weather, availability of work crews for a particular type of work, and the results of work that is planned, the outcome of which will determine what the next step on that project will be.

Marietta Property

On May 18, 2010 we executed the Minerals Lease and Agreement with MinQuest whereby we obtained the right to conduct mineral exploration activities on and in the property with the subsequent right to participate in the development of minerals from the property.  There are no minimum annual exploration expenditures required under the Lease Agreement.  However, any exploration programs undertaken by us during the lease period shall carryforward and be credited against any future property option agreement should such a property option agreement be executed between us and MinQuest.  Upon execution of the Lease Agreement, we paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.

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

MinQuest has commenced work according to the work plan. In October 2010, the process of scanning and digitizing the historical data was begun.  The total work plan is expected to incur approximately 1,000 hours that will range from time spent scanning data to analysis by geologists.  The work will be completed by MinQuest and its network of contractors.  It is anticipated that this work will be completed by the fall of 2011 and in order to complete the work plan in this time frame it will take approximately 40 hours of time per week

These results will be evaluated to determine if one or more precious metals may exist within the property boundaries.  Our planned program includes compilation of all activities to the present with the goal of producing an outline of mineralized areas that will guide further exploration drilling.  However, this program is exploratory in nature and no minable reserves may ever be found.

Crescent Fault Property

On April 4, 2011, Tundra executed a property option agreement (the “Agreement”) with MinQuest granting the Registrant the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest, a natural resource exploration company.  The property known as the Crescent Fault Property is located in Eureka County, Nevada and currently consists of 33 unpatented claims.  To earn a 100% interest in the Crescent Fault Property the Company must make certain annual option payments totaling $900,000 and incur certain annual exploration expenditures totaling $3,200,000 to April 4, 2021.  Upon execution of the Agreement the Company paid MinQuest $20,000 and well as reimbursed MinQuest for the Crescent Fault’s holdings and related property costs in the amount of $7,920.

Tundra has not yet undertaken any exploration on the Crescent Fault Property.  However, the Company has completed a compilation of the available historic data.  MinQuest has submitted a budget proposal that will include a drill program and a cultural survey. The Company’s Board of Directors has not yet approved the proposed budget.

Results of Operations

The Year Ended April 30, 2011 compared to the period from September 16, 2009 (inception) to April 30, 2010

We did not earn any revenues during the year ended April 30, 2011 or for the period from September 16, 2009 (inception) to April 30, 2010.   We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended April 30, 2011 we had a net loss of $96,619 compared to $2,865 for the period from September 16, 2009 (inception) to April 30, 2010.  The increase in the net loss was due in part to property costs for the Crescent Fault and Marietta properties.  Total mineral property exploration expenditures of $22,149 were incurred in 2011 while none were incurred in 2010 as both properties were acquired by the Company during the year ended April 30, 2011. Mineral property exploration expenditures included the initiation of the exploration program on the Marietta property and the preparation of a technical report on the Crescent Fault property. In addition, the Company paid an aggregate $25,000 for the initial payments on the Crescent Fault and Marietta properties. As a result of neither property containing any known resources, the Company has written down its initial $25,000 in property payments in the statement of operations and comprehensive loss at April 30, 2011.

General and administrative expenses increased to $49,470 for the year ended April 30, 2011 from $2,865 for the period from September 16, 2009 (inception) to April 30, 2010.   The increase was the result of the Company operating for a full year versus a partial period in 2010.  During 2011, the Company incurred the costs of completing a registration statement and becoming a reporting issuer.  The Company also incurred office and director fee expenses. During the period from September 16, 2009 (Inception) through April 30, 2010, the Company had a net loss of $2,865.

For the period from September 16, 2009 (inception) to April 30, 2010

The Company is in its exploration stage and did not generate any revenues during the period from September 16, 2009 (inception) through April 30, 2010.

During period from September 16, 2009 (inception) to April 30, 2010, the total operating expenses were $2,865, which include legal and professional accounting fees associated with filing this registration statement. During the period from September 16, 2009 (Inception) through April 30, 2010, the Company had a net loss of $2,865.

Liquidity and capital resources

We had working capital of $199,516 at April 30, 2011 consisting of cash of $203,290, prepaid expenses of $1,846, and total current liabilities of $5,620.

We anticipate that we will incur the following to April 30, 2012:

•	$25,000 in connection with property option payments under the Company’s Marietta and Crescent Fault property agreements;

•	$209,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreements;

•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $70,681 for the year ended April 30, 2011 while it was $29 for the period from September 16, 2009 (inception) through April 30, 2010.  The increase in cash used in operations was largely due to an increase in the net loss in 2011 to $96,619 from a net loss of $2,865 in 2010. As a result of there being no known resources on either of the Company’s exploration properties, the $25,000 in aggregate property option payments have been written off and disclosed as investing activities on the statement of cash flows.    Cash flows from financing activities for 2011 were the result of a net $297,000 received from a private placement while in 2010 they were the result of a net $2,000 received from private placements.  At April 30, 2011 and 2010, there was $100,000 and $35,000 respectively in subscriptions receivable.  The subscription receivable balances were collected following April 30 in each of 2011 and 2010 respectively.

Cash from operations from inception to date has not been sufficient to provide the operating capital necessary to operate. On March 19, 2010, we issued an aggregate of 20,000,000 shares of our common stock to Gurpartap Singh Basrai our founder, President, Chief Executive Officer, Chairman, and Director.  The shares were issued in consideration for the payment of $2,000.  On April 26, 2010, we completed a private placement where we issued 3,500,000 shares of common stock at a purchase price of $.01 per share for gross proceeds of $35,000.   On May 28, 2010, we completed a private placement where we issued 1,240,000 shares of common stock at a purchase price of $.05 per share for gross proceeds of $62,000.

On April 4, 2011 we closed a private placement of 1,200,000 common shares at $0.25 per share for a total offering price of $300,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The private placement was fully subscribed to by three non-U.S. person.

The Company expects that it will need approximately $277,000 to fund its operations during the next twelve months which will include property option payments, exploration of its properties as well as the costs associated with maintaining an office.  The Company completed a financing on April 4, 2011 for total proceeds of $300,000.  The cash from this financing is sufficient to fund its planned operations for the next twelve months.  In order to develop its properties in the future, the Company will need to obtain additional financing.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management currently believes that the Company will be able to continue operations in the future

Going Concern Consideration

Management believes that the gross proceeds from the private placements will be sufficient to continue our planned activities to April 30, 2012, the end of our next fiscal year. We anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Accordingly, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Item 7A                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                         Financial Statements.

The financial statements are set forth immediately preceding the signature page.

Item 9.                         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                      Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2011, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Gurpartap Singh Basrai. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of April 30, 2011 the Company’s internal control over financial reporting was effective based upon the COSO criteria.

Lack of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Directors and Officers.

All directors of our Company hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Gurpartap Singh Basrai	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary Treasurer, and Director	59	September 16, 2009
William Eastwood	Director	77	May 15, 2010

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gurpartap Singh Basrai is a businessman who has owned and operated several businesses in the Fremont, California area for over 30 years.  Since 1978 he has owned Haller’s Pharmacy. In 2004 he was the President of the Alameda County Pharmacist Association and is a current Board member of the Alameda Alliance for Health, a company which provides health care coverage to over 100,000 children and adults.  In addition, Mr. Basrai is an active consultant to several Intermediate Care Facilities as well as the Fremont Surgery Center. Mr. Basrai holds a Doctorate of Pharmacy from the UOP School of Pharmacy.  Mr. Basrai is also the sole executive officer of Ranger Gold Corp., a publicly-traded, junior exploration company.  Mr. Basrai was appointed to the Board of Directors as he is an accomplished business man with decades of experience in operating successful businesses.

William Eastwood joined the Board of Directors on May 15, 2010.  He is a geologist with over 40 years of industry experience.  Since 1994 he has been a self-employed geological consultant focusing on planning, permitting and supervising mineral exploration drilling programs in Nevada and Arizona. From 1994 to present Mr. Eastwood has provided consulting services to Bonaventure Enterprises, Golden Oasis, and Patriot Gold Corporation.  Mr. Eastwood has also provided consulting services on a part-time basis to MinQuest since 2007.  Mr. Eastwood holds Bachelor and Master’s Degrees in geology from the University of Kansas (1956 and 1958 respectively) and has done graduate study at the University of Wyoming (1962 – 1966).  Mr. Eastwood was appointed to the Board of Directors as he is a geologist with decades of experience.

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of directors. Other than described in Section 10 below, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended April 30, 2011, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics.

The Company has not adopted a Code of Ethics, as defined by SEC rules that applies to the Company's Chief Executive Officer and Chief Financial Officer, and Secretary (its principal executive officer and principal accounting and financial officer). The Company has not adopted such a Code of Ethics because of the small size and limited resources of the Company, and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended April 30, 2010, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation.

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during our 2011 fiscal year.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Gurpartap Singh Basrai	2011	0	0	0	0	0	0	0	0
President, Chief Executive Officer	2010	0	0	0	0	0	0	0	0

Since inception, we have not paid compensation exceeding $100,000 per year to any of our executive officers.

Outstanding Equity Awards

Since our incorporation on September 16, 2009, neither our sole executive officer nor any of our directors has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
William Eastwood	2011	5,750	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

Commencing with his appointment on May 15, 2010, Mr. Eastwood began receiving $500 a month for serving in the capacity as a director of the Company. In accordance with the terms of the Service Agreement, he is to receive such amount in advance on a quarterly basis for as long as he is a director. As of April 30, 2011 we have paid Mr. Eastwood $5,750.

No arrangements are presently in place regarding compensation to directors for their services as for committee participation or special assignments.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of July 29, 2011, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 25,940,000 shares of Common Stock which are issued and outstanding as of July 29, 2011.  Unless indicated otherwise, all addresses below are c/o Tundra Gold Corp., 200 S Virginia, 8th Floor, Reno, Nevada, 89501.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Gurpartap Singh Basrai	20,000,000	77.1%
William Eastwood	-	-
Directors and Officers as a Group (2 individuals)	20,000,000	77.1%

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On March 19, 2010, we issued an aggregate of 20,000,000 shares of our common stock to Gurpartap Singh Basrai our founder, President, Chief Executive Officer, Chairman, and Director.  The shares were issued in consideration for the payment of $2,000.

Commencing with his appointment on May 15, 2010, Mr. Eastwood began receiving $500 a month for serving in the capacity as a director of the Company. In accordance with the terms of the Service Agreement, he is to receive such amount in advance on a quarterly basis for as long as he is a director. As of April 30, 2011 we have paid Mr. Eastwood $5,750.

Mr. Eastwood is also a contract geologist for MinQuest.  To date, he has not performed any on behalf of the Company on our properties.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the NYSE Alternext US (formerly known as the American Stock Exchange).

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Robison, Hill & Co. has been our independent registered public accounting firm for the Company since inception.  Fees billed to the Company for the fiscal years ending April 30, 2011 and 2010 are set forth below:

	Fiscal year ending April 30, 2011	Period ending April 30, 2010
Audit Fees	$19,000	$11,500
Audit Related Fees	0	0
Tax Fees	500	500
All Other Fees	0	0

As of April 30, 2011, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Amendment to Articles of Incorporation – Name Change (1)
3.3	Amendment to Articles of Incorporation – Par Value (1)
3.4	By-Laws of Registrant. (1)
4.1	Form of stock certificate. (1)
10.1	Form of Regulation S Subscription Agreement (1)
10.2	Form of Regulation D Subscription Agreement (1)
10.3	Minerals Lease and Agreement dated May 18, 2010 by and between Tundra Gold Corp. and MinQuest, Inc. (1)
10.4	Service Agreement dated May 15, 2010 by and between William Eastwood and the Company (1)
10.5	Crescent Fault Property Option Agreement dated April 4, 2011 by and between Tundra Gold Corp. and MinQuest, Inc. (2)
10.6	Form of Regulation S Subscription Agreement (2)
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

(1) Previously filed with the Company’s Registration Statement, filed with the Securities and Exchange Commission on August 26, 2010, file no. 333-169066
(2) Previously filed with the Company’s Form 8-K submitted to the SEC on April 4, 2011.

TUNDRA GOLD CORP.

(An Exploration Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’S REPORT

April 30, 2011 and 2010

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
April 30, 2011and 2010	F - 2

Statement of Operations for the
Year ended April 30, 2011, the period from September 16, 2009 (inception) to April 30, 2010, and the Cumulative Period from September 16, 2009 (inception) to April 30, 2011	F - 3

Statement of Stockholders’ Equity
Since September 16, 2009 (inception) to April 30, 2011	F - 4

Statements of Cash Flows for the
Year ended April 30, 2011, the period from September 16, 2009 (inception) to April 30, 2010, and the Cumulative Period from September 16, 2009 (inception) to April 30, 2011	F – 5

Notes to Financial Statements	F - 7

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Tundra Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Tundra Gold Corp. (an exploration stage company) as of April 30, 2011 and 2010 and the related statements of operations, and cash flows for the years ended April 30, 2011 and 2010 and the cumulative since September 16, 2009 (inception) to April 30, 2011, and the statement of stockholders’ equity since September 16, 2009 (inception) to April 30, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tundra Gold Corp. (an exploration stage company) as of April 30, 2011 and April 30, 2010 and the results of its operations and its cash flows for the years ended April 30, 2011 and 2010 and the cumulative since September 16, 2009 (inception) to April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses of approximately $99,500 and has no source of revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROBISON, HILL & CO.
Certified Public Accountants

Salt Lake City, Utah
July 27, 2011

TUNDRA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2011	2010
ASSETS:
Current Assets:
Cash	$203,290	$1,971
Prepaid expenses	1,846	1,860
Total Current Assets	205,136	3,831

Total Assets	$205,136	$3,831

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Liabilities	$5,620	$4,696

Total Current Liabilities	5,620	4,696

Stockholders’ Equity (Deficit)
Common Stock, Par Value $.0001
Authorized 100,000,000 shares,
Issued 25,940,000 shares at
April 30, 2011 (April 30, 2010– 23,500,000)	2,594	2,350
Paid-In Capital	396,406	34,650
Subscriptions Receivable	(100,000)	(35,000)
Deficit Accumulated Since Inception of Exploration Stage	(99,484)	(2,865)

Total Stockholders’ Equity (Deficit)	199,516	(865)

Total Liabilities and Stockholders’ Equity (Deficit)	$205,136	$3,831

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			September 16, 2009
	For the Periods Ended		Inception of
	April 30,		Exploration
	2011	2010	State
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses
Mineral Property Exploration Expenditures	22,149	—	22,149
General and Administrative	49,470	2,865	52,335

Net Loss from Operations	(71,619)	(2,865)	(74,484)

Other Income (Expense)
Interest	—	—	—

Net Other Income (Expense)	—	—	—

Write-down of Mineral Property Acquisition Payments	(25,000)	—	(25,000)

Net Loss	$(96,619)	$(2,865)	$(99,484)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	24,730,356	3,778,761

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Deficit
					Accumulated
					During
	Common Stock		Paid-In	Subscriptions	Exploration
	Shares	Par Value	Capital	Receivable	Stage	Total
Balance at September 16, 2009
(inception)	—	$—	$—	$—	$—	$—

Common Stock Issued to Founder
at $0.001 per share, March 19, 2010	20,000,000	2,000	—	—	—	2,000

Common Stock Issued at $0.01
per share, April 16, 2010	3,500,000	350	34,650	(35,000)	—	—

Net Loss for the Period	—	—	—	—	(2,865)	(2,865)

Balance April 30, 2010	23,500,000	$2,350	$34,650	$(35,000)	$(2,865)	$(865)

Common Stock Issued at $0.05 per share, May 28, 2010	1,240,000	124	61,876	—	—	62,000

Collection of Subscriptions Receivable	—	—	—	35,000	—	35,000

Common Stock Issued at $0.25 per share, April 4, 2011	1,200,000	120	299,880	(100,000)	—	200,000

Net Loss for the Period	—	—	—	—	(96,619)	(96,619)

Balance April 30, 2011	25,940,000	$2,594	$396,406	$(100,000)	$(99,484)	$(199,516)

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since September
			16, 2009
	For the Periods Ended		Inception of
	April 30,	April 30,	Exploration
	2011	2010	State
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(96,619)	$(2,865)	$(99,484)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of Mineral Property Acquisition Costs	25,000	—	25,000

Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	14	(1,860)	(1,846)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	924	4,696	5,620

Net Cash Used in Operating Activities	(70,681)	(29)	(70,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(25,000)	—	(25,000)
Net Cash Used in Investing Activities	(25,000)	—	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	397,000	37,000	399,000
Subscriptions Receivable	(100,000)	(35,000)	(100,000)

Net Cash Provided by Financing Activities	297,000	2,000	299,000

Net Increase in
Cash and Cash Equivalents	201,319	1,971	203,290
Cash and Cash Equivalents
at Beginning of Period	1,971	—	—
Cash and Cash Equivalents
at End of Period	$203,290	$1,971	$203,290

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

Cumulative
Since
September 16, 2009
	For the Periods Ended		Inception of
	April 30,	April 30,	Exploration
	2011	2010	State
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

Tundra Gold Corp. (an exploration stage company) (“the Company”) was incorporated under the name Titan Gold Corp. on September 16, 2009 under the laws of the State of Nevada.  On February 25, 2010 the Company amended its articles of incorporation to change its name to Tundra Gold Corp.  The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Nature of Operations

The Company has no products or services as of April 30, 2011.  The Company was established to operate in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $99,484 for the period from September 16, 2009 (inception) to April 30, 2011, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $277,000 to fund its operations during the next twelve months which will include property lease and option payments, property exploration expenses and claim payments in order to meet the requirements of the Company’s property agreements, costs associated with maintaining an office, and professional, legal and accounting expenses associated with being a reporting issuer under the Securities Act of 1934.  On April 4, 2011, the Company raised a total of $300,000 and a result, the Company currently has sufficient cash to fund its planned operations for the next twelve months.  However, in order to develop its properties the Company will need to obtain financing in the future.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of April 30, 2011, the company had no outstanding common stock options or warrants

Comprehensive Income

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, and accounts payable and accrued liabilities at April 30, 2011 approximates their fair values due to the short-term nature of these financial instruments.

New Accounting Pronouncements

ASU No. 2010-06

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820-10), Improving Disclosures About Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Level 1, 2, and 3.  The standard adds new disclosure and clarifies existing disclosure requirements.  The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end.  The provisions of the new standard are effective for the interim periods ending after June 15, 2009.  The adoption of ASU 2010-06 has been reflected in Company’s financial statements.

NOTE 4 – MINERAL PROPERTY INTERESTS

Marietta Property

On May 18, 2010, the Company executed a property lease agreement with MinQuest, Inc. (“MinQuest”) whereby the Company leased certain unpatented mineral claims from MinQuest collectively referred to as the Marietta Property (the “Marietta”).  The Marietta Property is located in Mineral County, Nevada and currently consists of five unpatented claims.  The lease agreement is for a period of 20 years with annual lease payments of $5,000 due on May 15 of each year.  There are no minimum annual exploration expenditures required under the agreement.  However, any exploration programs undertaken by the Company during the lease period shall carryforward and be credited against any future property option agreement should such a property option agreement be executed between the Company and MinQuest.  Upon execution of the Marietta Agreement, the Company paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.  As a result of the Marietta property not containing any known resource, the Company has written down its initial $5,000 property lease payment in the statement of operations and comprehensive loss at April 30, 2011.

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

Crescent Fault Property

On April 4, 2011, the Company executed a property option agreement (the “Agreement”) with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Crescent Fault Property is located in Eureka County, Nevada and currently consists of 33 unpatented claims (the ‘Property”).

Annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

	Property	Work
	Payments	Expenditures
Upon Execution of the Agreement	$20,000	$-
By April 4, 2012	20,000	200,000
By April 4, 2013	65,000	200,000
By April 4, 2014	45,000	200,000
By April 4, 2015	60,000	250,000
By April 4, 2016	70,000	250,000
By April 4, 2017	80,000	300,000
By April 4, 2018	90,000	300,000
By April 4, 2019	100,000	350,000
By April 4, 2020	100,000	400,000
By April 4, 2021	250,000	750,000
	$900,000	$3,200,000

Upon execution of the Agreement the Company paid MinQuest $20,000 and well as reimbursed MinQuest for the Crescent Fault’s holdings and related property costs in the amount of $7,920. As a result of the Crescent Fault property not containing any known resource, the Company has written down its initial $20,000 property lease payment in the statement of operations and comprehensive loss at April 30, 2011.

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property.  If the Company fails to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.  The Company shall have the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to two thirds (66.7%) of Minquest’s royalty (i.e. an amount equal to 2% of the royalty) for $4,000,000. The right to purchase the said royalty interest shall be exercised by the Company providing MinQuest with notice of the purchase accompanied by payment in the amount of $4,000,000.

The Company may use MinQuest for its mineral exploration expertise on the Property. Furthermore, both the Company and MinQuest have the right to assign, sell, mortgage or pledge their rights in each respective Agreement or on each respective Property. In addition, any mineral interests staked, located, granted or acquired by either the Company or MinQuest which are located within a 1 mile radius of the Property will be included in the option granted to the Company.

The Agreement will terminate if the Company fails to comply with any of its obligations in the Agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. The Agreement provides that all disputes shall be resolved by a sole arbitrator under the rules of the Arbitration Act of Nevada. The Company also has the right to terminate the Agreement by giving notice to MinQuest

NOTE 5 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2011	2010
Non-capital losses carried forward	35,000	1,000
Less: valuation allowance	(35,000)	(1,000)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2011	2010
Computed expected tax benefit	34,000	1,000
Change in valuation allowance	(34,000)	(1,000)
Income tax provision	-	-

As of April 30, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $99,500 which begin expiring in 2030.

NOTE 6 - COMMON STOCK TRANSACTIONS

On March 19, 2010 the Company issued 20,000,000 shares of common stock to the founder of the Company at $0.0001 per share for total proceeds of $2,000.

On April 26, 2010 the Company sold 3,500,000 shares of common stock to private investors at $.01 per share for gross proceeds of $35,000.

On May 28, 2010, the Company completed a private placement of 1,240,000 common shares at $0.05 per share for a total offering price of $62,000.

On April 4, 2011 the Company completed a private placement of 1,200,000 common shares at $0.25 per share for a total offering price of $300,000.  At April 20, 2011, $100,000 of the proceeds had not been collected by the Company.  Such proceeds were received by the Company subsequent to April 30, 2011.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On April 1, 2011 the Company renewed its lease for its shared office at a rate of $169 per month for one more year.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2011 the Company paid $5,750 (2010 - $nil) in directors’ fees to one of our directors for serving on the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUNDRA GOLD CORP.

Dated: July 29, 2011	By: /s/ Gurpartap Singh Basrai
Name: Gurpartap Singh Basrai
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Gurpartap Singh Basrai Gurpartap Singh Basrai	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	July 29, 2011

/s/ William Eastwood William Eastwood	Director	July 29, 2011