Form 10-Q
period 2011-07-31
Tundra Gold Corp.
filed 2011-09-09
CIK 1499467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 333-169066

TUNDRA GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-2019656
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]         No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,940,000 shares of common stock, $0.0001 par value, issued and outstanding as of September 8, 2011.

Item 1.  Financial Statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	July 31,	April 30,
	2011	2011
ASSETS
Current Assets
Cash	$279,326	$203,290
Prepaid Expenses	2,329	1,846

Total Current Assets	281,655	205,136

Total Assets	$281,655	$205,136

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$17,448	$5,620

Total Current Liabilities	17,448	5,620

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 100,000,000 shares,
25,940,000 shares issued and outstanding at July 31, 2011
(April 30, 2011 – 25,940,000)	2,594	2,594
Additional Paid-In Capital	396,406	396,406
Subscriptions Receivable	-	(100,000)
Deficit Accumulated Since Inception of Exploration Stage	(134,793)	(99,484)

Total Stockholders' Equity	264,207	199,516

Total Liabilities and Stockholders' Equity	$281,655	$205,136

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			September 16, 2009
	For the Three Months Ended		Inception of
	July 31,		Exploration
	2011	2010	Stage
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses
Mineral Property Exploration Expenditures	14,214	756	36,363
General and Administrative	16,095	16,033	68,430

Net Loss from Operations	(30,309)	(16,789)	(104,793)

Other Income (Expense)
Interest	—	—	—

Net Other Income (Expense)	—	—	—

Write-down of Mineral Property Acquisition Payments	(5,000)	(5,000)	(30,000)

Net Loss	$(35,309)	$(21,789)	$(134,793)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	25,940,000	24,362,609

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			September 16, 2009
			Inception of
	For the Three Months Ended July 31		Exploration
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(35,309)	$(21,789)	$(134,793)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of Mineral Property Acquisition Costs	5,000	5,000	30,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(483)	51	(2,329)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	11,828	9,480	17,448

Net Cash Used in Operating Activities	(18,964)	(7,258)	(89,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(5,000)	(5,000)	(30,000)
Net Cash Used in Investing Activities	(5,000)	(5,000)	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	—	62,000	399,000
Collection of Subscriptions Receivable	100,000	35,000	—

Net Cash Provided by Financing Activities	100,000	97,000	399,000

Net (Decrease) Increase in
Cash and Cash Equivalents	76,036	84,742	279,326
Cash and Cash Equivalents
at Beginning of Period	203,290	1,971	—
Cash and Cash Equivalents
at End of Period	$279,326	$86,713	$279,326

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Cumulative
Since
September 16, 2009
	For the Three Months Ended		Inception of
	July 31,	July 31,	Exploration
	2011	2010	Stage
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Nature of Operations

The Company has no products or services as of July 31, 2011.  The Company was established to operate in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Tundra Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2011, has been omitted.  The results of operations for the three month period ended July 31, 2011 is not necessary indicative of results for the entire year ending April 30, 2012.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $134,793 for the period from September 16, 2009 (inception) to July 31, 2011, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $277,000 to fund its operations during the next twelve months which will include property lease payments, initial assessments of its properties, costs associated with maintaining an office, and professional, legal and accounting expenses associated with our being a reporting issuer under the Securities Act of 1934.  The Company has raised a total of $399,000 since inception.  The Company currently has sufficient cash to fund its planned operations for the next twelve months.  However, in order to develop its properties, the Company will need to obtain additional financing in the future.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to the write down of mineral property acquisition costs and accrued liabilities.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ from those estimates.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of July 31, 2011 and 2010, the company had no outstanding common stock options or warrants

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

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

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, and accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

•
Level two — inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

NOTE 4 – MINERAL PROPERTY INTERESTS

Marietta Property

On May 18, 2010, the Company executed a property lease agreement with MinQuest, Inc. (“MinQuest”) whereby the Company leased certain unpatented mineral claims from MinQuest collectively referred to as the Marietta Property (the “Marietta”).   The Marietta Property is located in Mineral County, Nevada and currently consists of five unpatented claims.  The lease agreement is for a period of 20 years with annual lease payments of $5,000 due on May 15 of each year.  There are no minimum annual exploration expenditures required under the agreement.  However, any exploration programs undertaken by the Company during the lease period shall carryforward and be credited against any future property option agreement should such a property option agreement be executed between the Company and MinQuest.  Upon execution of the Marietta Agreement, the Company paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.  As a result of the Marietta property not containing any known resource, the Company has written down its $5,000 property lease payment in the statement of operations and comprehensive loss at July 31, 2011.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three-month ended July 31, 2011 the Company paid $1,500 (2010 - $1,500) in directors’ fees to one of our directors.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of Tundra Gold Corp. (an exploration stage company) (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended April 30, 2011 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

Tundra Gold Corp. (“the Company”) was incorporated under the laws of the State of Nevada on September 16, 2009 under the name Titan Gold Corp.  On February 25, 2010, the Company amended its articles of incorporation to change its name from Titan Gold Corp. to Tundra Gold Corp.  We have a specific business plan that we are pursuing as aggressively as possible within the limits of our resources. We are an exploration-stage company as defined by the SEC and we are in the business of exploring, and if warranted, advancing mineral properties to the discovery point where we believe maximum shareholder returns can be realized. Our primary focus is in the gold sector and currently our two mineral properties are located in Nevada.

We are dependent upon making a gold deposit discovery at our properties for the furtherance of the Company. Should we be able to make an economic find at one of our properties, we would then be solely dependent upon that mining operation for our revenue and profits, if any. The probability that ore reserves that meet SEC guidelines will be discovered on one our properties is undeterminable at this time. Our claims presently do not have any known mineral resources or reserves. There is no mining plant or equipment located within the property boundaries. Currently, there is no power supply to the mineral claims. A great deal of work is required on our properties before a determination as to the economic and legal feasibility of a mining venture on it can be made.

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

Though it is possible to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed.  Therefore, we intend to develop joint ventures or sell any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on junior resource exploration companies to provide them with future deposits for them to mine. By selling or partnering a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

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

Crescent Fault Property

Tundra has not yet undertaken any significant exploration on the Crescent Fault Property.  However, the Company has completed a compilation of the available historic data.  A budget proposal submitted by MinQuest was approved by the Company’s Board of Directors in August 2011.  The budget will include a drill program and an archeological survey. It is anticipated that in 2011 the Company will undertake the steps necessary to prepare and submit the drill permit application and undertake the drill program in the summer of 2012.

Marietta Property

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

Results of Operations

We did not earn any revenues during the three months ended July 31, 2011or 2010.  The Company is in the exploration stage and we will be in the exploration stage of our business for an extended period of time.  As a result we do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended July 31, 2011 we had a net loss of $35,309 compared to a net loss of $21,789 in the corresponding period in 2010.  The increase in the net loss was largely due to the Company incurring $14,214 in mineral property exploration expenses related to the archeological survey and mapping of its Crescent Fault Property.   Only $756 in claim payments was incurred in 2010 relating to the Marietta Property. General and administrative expenses were consistent between 2011 and 2010 as they were $16,095 for the three-months ended July 31, 2011 and  $16,033 for the three months ended July 31, 2010.

Liquidity and Capital Resources

We had cash of $279,326 and working capital of $264,207 as of July 31, 2011. We anticipate that we will incur the following expenses over the next twelve months:

We anticipate that we will incur the following over the next twelve months:

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

Net cash used in operating activities during the three months ended July 31, 2011 was $18,964 compared to $7,258 during the three months ended July 31, 2010.   The cash used in operating activities increased partly due to an increase in the net loss to $35,309 in 2011 compared to $21,789 in 2010.  The impact of the higher net loss was partially offset by an  increase in inflows from accounts payable and accrued liabilities of $11,828 for the three-months ended July 31, 2011 compared to an inflow of $9,480 in 2010.   For the three months ended July 31, 2011, cash received from financing activities was $100,000 from the collection of subscriptions receivable while in 2010, $35,000 was collected from subscriptions receivable and $62,000 from the sale of common stock.  Investing activities in 2011 and 2010 consisted of $5,000 related to the annual Marietta property lease payments.

Financing over the next twelve months

Over the next twelve months, the Company intends to explore our properties to determine whether they contain commercially exploitable reserves of gold and silver or other metals.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the tools needed for the exploratory work being conducted.

Current cash on hand is sufficient for all of the Company’s commitments for the next twelve months. However, the Company will need additional funding to explore and develop its properties in the future.  We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $134,793 for the period from September 16, 2009 (inception) to July 31, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the April 30, 2011 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   September 8, 2011

TUNDRA GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)