Form 10-Q
period 2011-10-31
Tundra Gold Corp.
filed 2011-12-14
CIK 1499467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2011
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]         No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,820,000 shares of common stock, $0.0001 par value, issued and outstanding as of December 14, 2011.

Item 1.  Financial Statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	October 31,	April 30,
	2011	2011
ASSETS
Current Assets
Cash	$246,776	$203,290
Prepaid Expenses	3,121	1,846

Total Current Assets	249,897	205,136

Total Assets	$249,897	$205,136

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$18,316	$5,620

Total Current Liabilities	18,316	5,620

Stockholders' Equity
Common Stock, Par Value $.0001 Authorized 100,000,000 shares, 77,820,000 shares issued and outstanding at October 31, 2011 (April 30, 2011 – 77,820,000)	7,782	7,782
Additional Paid-In Capital	391,218	391,218
Subscriptions Receivable	-	(100,000)
Deficit Accumulated Since Inception of Exploration Stage	(167,419)	(99,484)

Total Stockholders' Equity	231,581	199,516

Total Liabilities and Stockholders' Equity	$249,897	$205,136

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
A Development Stage Company
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		September 16,
	Ended		Ended		2009
	October 31,		October 31,		(Inception) to
	2011	2010	2011	2010	October 31, 2011
Revenues	$0	$0	$0	$0	$0
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	13,788	1,927	28,002	2,683	50,151
General and Administrative	18,838	12,481	34,933	28,514	87,268
Total Expenses	32,626	14,408	62,935	31,197	137,419

Net Loss from Operations	(32,626)	(14,408)	(62,935)	(31,197)	(137,419)

Other Income (Expense)
Interest	-	-	-	-	-
Net Other Income (Expense)	-	-	-	-	-

Write-down of Mineral Property Acquisition Payments	-	-	(5,000)	(5,000)	(30,000)

Net Loss	$(32,626)	$(14,408)	$(67,935)	$(36,197)	$(167,419)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (1)	77,820,000	74,220,000	77,820,000	73,653,912

(1)	Reflects the 3:1 forward stock split completed on December 12, 2011.

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			September 16, 2009
	For the Six Months Ended October 31		Inception of
			Exploration
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(67,935)	$(36,197)	$(167,419)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of Mineral Property Acquisition Costs	5,000	5,000	30,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(1,275)	1,661	(3,121)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	12,696	4,237	18,316

Net Cash Used in Operating Activities	(51,514)	(25,299)	(122,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(5,000)	(5,000)	(30,000)
Net Cash Used in Investing Activities	(5,000)	(5,000)	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	—	62,000	399,000
Collection of Subscriptions Receivable	100,000	35,000	—

Net Cash Provided by Financing Activities	100,000	97,000	399,000

Net (Decrease) Increase in Cash and Cash Equivalents	43,486	66,701	246,776
Cash and Cash Equivalents at Beginning of Period	203,290	1,971	—
Cash and Cash Equivalents at End of Period	$246,776	$68,672	$246,776

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Cumulative
Since
September 16, 2009
	For the Six Months Ended		Inception of
	October 31,	October 31,	Exploration
	2011	2010	Stage
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Nature of Operations

The Company has no products or services as of October 31, 2011.  The Company was established to operate in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2011, has been omitted.  The results of operations for the three and six-month periods ended October 31, 2011 are not necessary indicative of results for the entire year ending April 30, 2012.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $167,419 for the period from September 16, 2009 (inception) to October 31, 2011, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company currently expects that it will need approximately $247,000 to fund its operations during the next twelve months which will include property lease payments, undertaking a drill program on its Crescent Fault Property, costs associated with maintaining an office, and professional, legal and accounting expenses associated with our being a reporting issuer under the Securities Act of 1934.  The Company has raised a total of $399,000 since inception.  The Company does not currently have sufficient cash to fund its planned operations for the next twelve months.  In order to develop its properties, the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock  although there are no assurances that management’s plans will be realized. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of October 31, 2011 and 2010, the Company had no outstanding common stock options or warrants .

Comprehensive Income

The Company has adopted ASC 220 (formerly SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

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

NOTE 4 – MINERAL PROPERTY INTERESTS

Marietta Property

On May 18, 2010, the Company executed a property lease agreement with MinQuest, Inc. (“MinQuest”) whereby the Company leased certain unpatented mineral claims from MinQuest collectively referred to as the Marietta Property..   The Marietta Property is located in Mineral County, Nevada and currently consists of five unpatented claims.  The lease agreement is for a period of 20 years with annual lease payments of $5,000 due on May 15 of each year.  There are no minimum annual exploration expenditures required under the agreement.  However, any exploration programs undertaken by the Company during the lease period shall carryforward and be credited against any future property option agreement should such a property option agreement be executed between the Company and MinQuest.  Upon execution of the Marietta agreement, the Company paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.  The Company made the second $5,000 lease payment on May 15, 2011.  As a result of the Marietta Property not containing any known resource, the Company has written down its aggregate $10,000 in property lease payments in the statement of operations and comprehensive loss.

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

Upon execution of the Agreement the Company paid MinQuest $20,000 as well as reimbursed MinQuest for the Crescent Fault’s holdings and related property costs in the amount of $7,920. As a result of the Crescent Fault property not containing any known resource, the Company has written down its initial $20,000 property lease payment in the statement of operations and comprehensive loss at April 30, 2011.

Since the Company’s payment obligations are non-refundable, if the Company does not make any payments under the Agreement it will lose any payments made and all its rights to the Property. If all said payments under the Agreement are made, then the Company will acquire all mining interests in the Property.  If the Company fails to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.  The Company shall have the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to two thirds (66.7%) of MinQuest’s royalty (i.e. an amount equal to 2% of the royalty) for $4,000,000. The right to purchase the said royalty interest shall be exercised by the Company providing MinQuest with notice of the purchase accompanied by payment in the amount of $4,000,000.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six-month period ended October 31, 2011 the Company paid $3,000 (2010 - $2,750) in directors’ fees to one of our directors.

NOTE 6 – SUBSEQUENT EVENT

Stock Split

On November 15, 2011 the Company’s Board of Directors approved a resolution to split the Company’s common stock on a 3:1 forward stock split basis.  The record and payment dates of the forward split were November 29 and December 12, 2011 respectively.   All of the common shares issued and outstanding on November 29, 2011 were split effective December 12, 2011.   All references to share and per share amounts have been restated in these financial statements to reflect the split.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of Tundra Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the fiscal year ended April 30, 2011 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Business Operations

During the next twelve months our objective is to continue to explore the properties subject to our mineral claims.  The funds in our treasury are not sufficient to meet all planned activities as outlined below. The Company currently expects that it will need approximately $247,000 to fund its operations during the next twelve months which will include property option payments, undertaking a drill program on its Crescent Fault Property, costs associated with maintaining an office, and professional, legal and accounting expenses associated with our being a reporting company under the Securities Act of 1934.  In order to undertake its operating plans the Company will need to obtain additional financing.  Management may in the future seek additional capital through the sale of its common stock.  although there are no assurances that management’s plans will be realized..

We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping a minimal staff level, which currently consists of our two directors, one of which is also our sole executive officer, to conserve capital. We believe outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

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

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. We therefore anticipate optioning or selling any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine.  We believe that optioning or selling a deposit found by us to these major mining companies, would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have in Nevada contains commercially exploitable reserves.  Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage property.   To date we have one property under option. We have not yet conducted exploration on the property but we have initiated the development of a budget that is expected to include mapping, sampling, and surveying on our property over the next 12 months. There has been no indication as yet that any mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic feasibility can be determined.

Crescent Fault Property

In the last three months the Company has been focused on its Crescent Fault Property.  The Company has completed a compilation of the available historical data and a budget proposal submitted by MinQuest was approved by the Company’s Board of Directors in August 2011.  The budget includes a 3,000 foot, reverse-circulation drill program and an archeological survey. The Company has completed the archeological survey and has submitted a bond proposal to the Bureau of Land Management (“BLM”) in the amount of $10,330.  The Company currently expects to receive the final approval for its drill program in December 2011. The Company plans to commence the drill program immediately after receiving final approval from the BLM.  However, access to the property is weather dependent so the timing of the drilling is not known for certain.

Marietta Property

MinQuest has provided a work plan for the first year that will include scanning all currently available data, georeferencing all maps in order to digitize drill hole locations, geology and geochemistry.  However, the Company is currently focusing on the Crescent Fault Property and as a result is not currently undertaking any work on the Marietta Property.

Results of Operations

We did not earn any revenues during the three or six-months ended October 31, 2011or 2010.  The Company is in the exploration stage and we will be in the exploration stage of our business for an extended period of time.  As a result we do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three-months ended October 31, 2011 we had a net loss of $32,626 compared to a net loss of $14,408 in the corresponding period in 2010.  The increase in the net loss was largely due to the Company incurring $13,788 in mineral property exploration expenses related to the archeological survey and mapping of its Crescent Fault Property.   Only $1,927 in property expenses was incurred in 2010 relating to the Marietta Property. General and administrative expenses increased to $18,838 for the three-months ended October 31, 2011 from $12,481 for the same period in 2010.  The increase was due to costs associated with engaging a transfer agent and generally higher administration costs as the Company’s overall level of activity has increased in 2011 compared to 2010.

For the six-months ended October 31, 2011 we had a net loss of $67,935 compared to a net loss of $36,197 in the corresponding period in 2010.  The increase in the net loss was largely due to the Company incurring $28,002 in mineral property exploration expenses related to the archeological survey and mapping of its Crescent Fault Property.   Only $2,683 in property expenses was incurred in 2010 relating to the Marietta Property. General and administrative expenses increased to $34,933 for the six-months ended October 31, 2011 from $28,514 for the same period in 2010.  The increase was due to costs associated with engaging a transfer agent and generally higher administration costs as the Company’s overall level of activity has increased in 2011 compared to 2010.

Liquidity and Capital Resources

We had cash of $246,776 and working capital of $231,581 as of October 31, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$25,000 in connection with property option payments under the Company’s Marietta and Crescent Fault property agreements;

•	$179,000 in property exploration expenses and property holding costs in order to meet the requirements of the Company’s property option agreements;

-	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six-months ended October 31, 2011 was $51,514 compared to $25,299 during the six-months ended October 31, 2010.   The cash used in operating activities increased largely due to an increase in the net loss to $67,935 in 2011 compared to $36,197 in 2010.  The impact of the higher net loss was partially offset by an increase in inflows from accounts payable and accrued liabilities to $12,696 for the six-months ended October 31, 2011 compared to an inflow of $4,237 in 2010.   For the six months ended October 31, 2011, cash received from financing activities was $100,000 from the collection of subscriptions receivable while in 2010, $35,000 was collected from subscriptions receivable and $62,000 from the sale of common stock.  Investing activities in 2011 and 2010 consisted of $5,000 related to the annual Marietta Property lease payments.

The Company currently expects that it will need approximately $247,000 to fund its operations during the next twelve months which will include property option payments, exploration of its Crescent Fault Property as well as the costs associated with maintaining an office.  Even though the Company completed a financing on April 4, 2011 for total proceeds of $300,000, the cash received from this financing is not sufficient to fund all of its planned operations for the next twelve months.  In order to continue to explore its properties, the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $167,419 for the period from September 16, 2009 (inception) to October 31, 2011, and has no revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  On April 4, 2011 the Company completed a financing for total proceeds of $300,000.  However, the funds from this financing are not sufficient to fund the Company’s current expected operational requirements of $247,000 for the next twelve months.  We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   December 14, 2011

TUNDRA GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)