Form 10-Q
period 2012-01-31
Tundra Gold Corp.
filed 2012-03-09
CIK 1499467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended January 31, 2012
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 000-54585

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,820,000 shares of common stock, $0.0001 par value, issued and outstanding as of March 8, 2012.

Item 1.  Financial Statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	January 31,	April 30,
	2012	2011
ASSETS
Current Assets
Cash	$199,484	$203,290
Prepaid Expenses	5,316	1,846

Total Current Assets	204,800	205,136

Reclamation Deposit (note 5)	10,330	-

Total Assets	$215,130	$205,136

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$5,698	$5,620

Total Current Liabilities	5,698	5,620

Stockholders' Equity
Common Stock, Par Value $.0001 Authorized 100,000,000 shares, 47,820,000 shares issued and outstanding at January 31, 2012 (April 30, 2011 – 77,820,000)	4,782	7,782
Additional Paid-In Capital	394,218	391,218
Subscriptions Receivable	-	(100,000)
Deficit Accumulated Since Inception of Exploration Stage	(189,568)	(99,484)

Total Stockholders' Equity	209,432	199,516

Total Liabilities and Stockholders' Equity	$215,130	$205,136

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
A Development Stage Company
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		September 16, 2009
	Ended		Ended		(Inception) to
	January 31,		January 31,		January 31,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	3,300	3,757	31,302	6,440	53,451
General and Administrative	18,849	10,239	53,782	38,753	106,117
Total Expenses	22,149	13,996	85,084	45,193	159,568

Net Loss from Operations	(22,149)	(13,996)	(85,084)	(45,193)	(159,568)

Other Income (Expense)
Interest	-	-	-	-	-
Net Other Income (Expense)	-	-	-	-	-

Write-down of Mineral Property Acquisition Payments	-	-	(5,000)	(5,000)	(30,000)

Net Loss	$(22,149)	$(13,996)	$(90,084)	$(50,193)	$(189,568)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (1)	77,167,826	74,220,000	77,602,609	73,842,609

(1) Reflects the 3:1 forward stock split completed on December 12, 2011.

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			September 16, 2009
			Inception of
	For the Nine Months Ended January 31,		Exploration
	2012	2011	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(90,084)	$(50,193)	$(189,568)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Write-down of Mineral Property Acquisition Costs	5,000	5,000	30,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(3,470)	(556)	(5,316)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	78	(844)	5,698
Net Cash Used in Operating Activities	(88,476)	(46,593)	(159,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(5,000)	(5,000)	(30,000)
Reclamation deposit	(10, 330)	—	(10,330)
Net Cash Used in Investing Activities	(15,330)	(5,000)	(40,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	—	62,000	399,000
Collection of Subscriptions Receivable	100,000	35,000	—
Net Cash Provided by Financing Activities	100,000	97,000	399,000

Net (Decrease) Increase in Cash and Cash Equivalents	(3,806)	45,407	199,484
Cash and Cash Equivalents at Beginning of Period	203,290	1,971	—
Cash and Cash Equivalents at End of Period	$199,484	$47,378	$199,484

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Cumulative
Since
September 16, 2009
	For the Nine Months Ended		Inception of
	January 31,	January 31,	Exploration
	2012	2011	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Nature of Operations

The Company has no products or services as of January 31, 2012.  The Company was established to operate in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2011, has been omitted.  The results of operations for the three and nine-month periods ended January 31, 2012 are not necessary indicative of results for the entire year ending April 30, 2012.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $189,568 for the period from September 16, 2009 (inception) to January 31, 2012, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company currently expects that it will need approximately $241,000 to fund its operations during the next twelve months which will include property lease and option payments, undertaking a drill program on its Crescent Fault Property, costs associated with maintaining an office, and professional, legal and accounting expenses associated with our being a reporting issuer under the Securities Act of 1934.  The Company has raised a total of $399,000 since inception.  The Company does not currently have sufficient cash to fund all of its planned operations for the next twelve months.  In order to develop its properties, the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock although there are no assurances that management’s plans will be realized. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of January 31, 2012 and 2011, the Company had no outstanding common stock options or warrants.

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

Stock Options

The Company has implemented Accounting Standards Codification ("ASC") Section 718-10-25 (formerly Statement of Financial Accounting Standards ("SFAS") 123R, Accounting for Stock-Based Compensation) requiring the Company to provide compensation costs for the Company's stock options determined in accordance with the fair value based method prescribed in ASC Section 718-20-25. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

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

Since the Company’s payment obligations are non-refundable, if the Company does not make any payments under the Agreement it will lose any payments made and all its rights to the Property. If all said payments under the Agreement are made, then the Company will acquire all mining interests in the Property.  If the Company fails to make any payment when due the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.  The Company shall have the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to two thirds (66.7%) of MinQuest’s royalty (i.e. an amount equal to 2% of the royalty) for $4,000,000. The right to purchase the said royalty interest shall be exercised by the Company providing MinQuest with notice of the purchase accompanied by payment in the amount of $4,000,000.

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

NOTE 5 – RECLAMATION DEPOSIT

The Company has paid a $10,330 reclamation deposit on its LB/Vixen property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine-month period ended January 31, 2012 the Company paid $4,500 (2011 - $4,250) in directors’ fees to one of our directors.

NOTE 7 – SHARE CAPITAL

Stock Split

On November 15, 2011 the Company’s Board of Directors approved a resolution to split the Company’s common stock on a 3:1 forward stock split basis.  The record and payment dates of the forward split were November 29, 2011 and December 12, 2011 respectively.   All of the common shares issued and outstanding on November 29, 2011 were split effective December 12, 2011.   All references to share and per share amounts have been restated in these financial statements to reflect the split.

Stock Options

On January 25, 2012 the Company adopted its 2012 Stock Option Plan (“the 2012 Plan”).  The 2012 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2012 Plan, the granting of stock options, the exercise prices, and the option terms are determined by the Company's Board of Directors or a committee designated by the Board to administer the 2012 Plan.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond five years.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Board, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Board, with monies borrowed from us.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Board may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Board shall deem advisable.  No stock options have been granted under the 2012 Plan.

Share Cancellation

On January 30, 2012, the Company’s controlling shareholder, Gurpartap Singh Basrai returned 30,000,000 shares of common stock to the Company for cancellation.  Mr. Basrai returned the shares for cancellation in order to reduce the number of shares issued and outstanding. Subsequent to the cancellation, the Company had 47,820,000 shares issued and outstanding; a number that Mr. Basrai, who is also an officer and director of the Company considers more in line with the Company’s business plans.

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

Business Operations

During the next twelve months our objective is to continue to explore the properties subject to our mineral claims.  The funds in our treasury are not sufficient to meet all planned activities as outlined below. The Company currently expects that it will need approximately $241,000 to fund its operations during the next twelve months which will include property lease and option payments, undertaking a drill program on its Crescent Fault Property, costs associated with maintaining an office, and professional, legal and accounting expenses associated with our being a reporting company under the Securities Act of 1934.  In order to undertake its operating plans the Company will need to obtain additional financing.  Management may in the future seek additional capital through the sale of its common stock although there are no assurances that management’s plans will be realized.

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

Crescent Fault Property

In the last three months the Company has been focused on its Crescent Fault Property.  The Company has completed a compilation of the available historical data and a budget proposal submitted by MinQuest was approved by the Company’s Board of Directors in August 2011.  The budget includes a 3,000 foot, reverse-circulation drill program and an archeological survey. The Company has completed the archeological survey and has submitted a bond proposal to the Bureau of Land Management (“BLM”) in the amount of $10,330.  The timing of the planned drill program will depend on weather, the Company’s ability to raise additional funds and the approval of the bond proposal to the BLM.  Access to the property is weather dependent so the timing of the drilling is not known for certain.

Marietta Property

MinQuest has provided a work plan for the first year that will include scanning all currently available data, georeferencing all maps in order to digitize drill hole locations, geology and geochemistry.  However, the Company is currently focusing on the Crescent Fault Property and as a result is not currently undertaking any work on the Marietta Property.

Results of Operations

We did not earn any revenues during the three or nine-months ended January 31, 2012 or  2011.  The Company is in the exploration stage and we will be in the exploration stage of our business for an extended period of time.  As a result we do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three-months ended January 31, 2012 we had a net loss of $22,149 compared to a net loss of $13,996 in the corresponding period in 2011.  The increase in the net loss was largely due to the Company incurring $18,849 in general and administrative expenses compared to $10,239 during the corresponding three month period in 2011.   The increase was largely due to higher professional fees as well as higher filing and transfer fees in the quarter ended January 31, 2012 compared to the corresponding period in 2011.

For the nine-months ended January 31, 2012 we had a net loss of $90,084 compared to a net loss of $50,193 in the corresponding period in 2011.  The increase in the net loss was largely due to the Company incurring $31,302 in mineral property exploration expenses related to the archeological survey and mapping of its Crescent Fault Property.   Only $6,440 in property expenses was incurred in 2011 relating to the Marietta Property. General and administrative expenses increased to $53,782 for the nine-months ended January 31, 2012 from $38,753 for the same period in 2011.  The increase was due to costs associated with engaging a transfer agent and generally higher administration costs as the Company’s overall level of activity has increased in 2012 compared to 2011.

Liquidity and Capital Resources

We had cash of $199,484 and working capital of $199,102 as of January 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$25,000 in connection with property lease and option payments under the Company’s Marietta and Crescent Fault property agreements;

•	$173,000 in property exploration expenses and property holding costs in order to meet the requirements of the Company’s property option agreements;

•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine-months ended January 31, 2012 was $88,476 compared to $46,593 during the nine-months ended January 31, 2011.   The cash used in operating activities increased largely due to an increase in the net loss to $90,084 in 2012 compared to $50,193 in 2011.  For the nine months ended January 31, 2012, cash received from financing activities was $100,000 from the collection of subscriptions receivable while in 2011, $35,000 was collected from subscriptions receivable and $62,000 was received from the sale of common stock.  Investing activities in 2012 included $10,330 paid for the reclamation bond on the Crescent Fault Property.  Also, for 2012 and 2011 investing activities consisted of $5,000 in each period related to the annual Marietta Property lease payments.

The Company currently expects that it will need approximately $241,000 to fund its operations during the next twelve months which will include property lease and option payments, exploration of its Crescent Fault Property as well as the costs associated with maintaining an office.  Even though the Company completed a financing on April 4, 2011 for total proceeds of $300,000, the cash received from this financing is not sufficient to fund all of its planned operations for the next twelve months.  In order to continue to explore its properties, the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $189,568 for the period from September 16, 2009 (inception) to January 31, 2012, and has no revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  On April 4, 2011 the Company completed a financing for total proceeds of $300,000.  However, the funds from this financing are not sufficient to fund the Company’s current expected operational requirements of $241,000 for the next twelve months.  We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:   March 8, 2012

TUNDRA GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)