Form 10-K
period 2012-04-30
Tundra Gold Corp.
filed 2012-07-30
CIK 1499467

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

Commission file number: 000-54585

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 31, 2011 was approximately $6,000,000.

The number of shares of the issuer’s common stock issued and outstanding as of July 30, 2012 was 47,820,000 shares.
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
Item 1.                      Description of Business

We are engaged in natural resource exploration and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Currently we are in the exploration state and are undertaking two exploration programs in Nevada.

History

We were incorporated under the laws of the State of Nevada on September 16, 2009 under the name Titan Gold Corp.  On February 25, 2010, the Company amended its articles of incorporation to change its name from Titan Gold Corp. to Tundra Gold Corp. We are an exploration-stage company as defined by the Securities and Exchange Commission and we are in the business of exploring, and if warranted, advancing mineral properties to the discovery point where we believe maximum shareholder returns can be realized. Our primary focus is in the gold sector.

On November 15, 2011 the Company’s Board of Directors approved a resolution to split the Company’s common stock on a 3:1 forward stock split basis.  The record and payment dates of the forward split were November 29 and December 12, 2011 respectively.

On May 18, 2010 we executed a Minerals Lease and Agreement (the “Lease Agreement”) with MinQuest, Inc., a natural resource exploration company (“MinQuest”) whereby we obtained the right to conduct mineral exploration activities on and in the property known as the Marietta.  The Marietta consists of five unpatented mineral claims and is located in Mineral County, Nevada.  Upon execution of the Lease Agreement, we paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.

On April 4, 2011, we executed a second property option agreement with MinQuest granting us the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Crescent Fault Property is located in Eureka County, Nevada and currently consists of 33 unpatented claims.  Upon execution of the agreement, we paid MinQuest $20,000 as well as reimbursed MinQuest $7,920 relating to property holding costs.

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

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. Therefore, we anticipate selling or partnering any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. We believe  selling or partnering a deposit found by us to these major mining companies, would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have leased or optioned in Nevada contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have one property under lease and another property under option.  We have not yet conducted any significant exploration on the properties but we have initiated exploration programs that will include mapping, sampling, surveying and drilling on the Crescent Fault property. There has been no indication as yet that any commercially viable mineral deposits exist on our properties, and there is no assurance that a commercially viable mineral deposit exists on our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. We compete with many junior exploration companies many of which have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to develop, maintain or expand our business.

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

Other than the normal bonding requirements, there are no costs to us at the present time in connection with compliance with environmental laws. However, since we anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our officers and directors provide planning and organizational services for us on a part-time basis.

Item 1A.                      Risk Factors

Factors that May Affect Future Results

1.           Our independent auditor has issued a going concern opinion after auditing our 2012 and 2011 financial statements.  Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to explore and develop our Marietta and Crescent Fault properties (the “Properties”).  We were incorporated on September 16, 2009. Our operations to date were funded entirely from capital raised from our private offerings of securities from March 2010 through April 2011. We will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. As of April 30, 2012, we incurred a net loss of $222,686 from inception and used cash in operations from inception of $172,733.  After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will be required to curtail our development plans which could cause us to become dormant and our shareholders to lose their investment in our company. In addition, any additional equity financing may involve substantial dilution to our then existing stockholders.

2.           We are an exploration stage company, have generated no revenues to date and have a limited operating history upon which we may be evaluated.

We have one optioned and one leased early stage mineral property but the Properties do not have any known resources or reserves.  Our only other meaningful asset is approximately $166,000 in available cash at April 30, 2012. Our limited operating history makes it difficult to evaluate our business on the basis of historical operations. We have no known commercially viable deposits, or “resources”, or "reserves" on our Properties.  Therefore, determination of the existence of a resource or reserve will depend on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental  factors. If we fail to find a commercially viable deposit on our Properties our financial condition and results of operations will suffer.  If we cannot generate income from the Properties we will have to cease operations which will result in the loss of your investment.

We face all of the risks inherent in a new business and those risks specifically inherent in the exploration stage company, with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We cannot assure you that we will be able to generate revenues or profits from the operation of our business or that we will be able to generate or sustain profitability in the future.

3.           We expect losses in the future because we have no revenue to offset losses.

As reflected in our financial statements we are in the exploration stage. Since inception on September 16, 2009 (inception) to April 30, 2012, we have incurred a net loss of $222,868 and used cash in operations of $172,733.  As we have no current revenue, we are expecting losses over the next 12 months because we do not have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

4.           Our business model is unproven and our success is dependent on our ability to explore and develop our mineral property.

Our business model is to generate revenues from the sale of minerals from our Properties located in Nevada.  We cannot guarantee that we will ever be successful in effectuating our business plan or in generating revenues in the future. The Properties are at a very early stage, and our ability to generate revenue is unproven. Therefore, it is not possible for us to predict the future level of production, if any, or if we will be able to effectuate our business plan. If we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

5.            Because we anticipate our operating expenses will increase prior to our earning revenues, if any, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues due to the significant expenditures required to bring a property to the point where it is producing revenue.   Therefore, we expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations.

6.           The failure to hire qualified employees or consultants would damage our business.

Due to the highly technical nature of our business, we will depend greatly on attracting and retaining experienced management and highly qualified and trained personnel.  We will compete with other companies intensely for qualified and well trained professionals in our industry. If we cannot hire or retain, and effectively integrate, a sufficient number of qualified and experienced professionals, this will have a material adverse effect on our capacity to sustain and grow our business.

7.           Because our officer and directors serve as officers and directors of other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

Our directors and our officer work for other mining and mineral exploration companies.  Due to time demands placed on our directors and our officer, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. The officer and directors’ full-time employment with other entities limits the amount of time they can dedicate to us as a director or officer. Also, our directors and officer may have a conflict of interest in helping us identify and obtain the rights to mineral properties because they may also be considering the same properties which may result in the loss of a business opportunity for our company. Our director, William Eastwood has also provided consulting services on a part-time basis since 2007 to MinQuest, with which we are a party to a Lease Agreement and Property Agreement. To mitigate these conflicts of interest and risks, we work with several geologists in order to ensure that we are not overly reliant on Mr. Eastwood to provide us with geological services. To date Mr. Eastwood has not performed any geological consulting services for the Company. However, we cannot be certain that a conflict of interest will not arise in the future which may have an adverse effect on our business or prospects.

8.           Because of our reliance on MinQuest our operations would be severely impacted should our relationship with MinQuest be terminated for any reason.

Both of our Properties have been leased or optioned from MinQuest.  In addition, to date all of our exploration activity on the Properties has been undertaken by MinQuest.  As a result, MinQuest has significant knowledge about our Properties and it would be very difficult for us to replace MinQuest should our relationship with them be terminated for any reason.

9.           If we do not complete the required option payments and capital expenditure requirements mandated in our agreements with MinQuest we will lose our interest in that Property and our business may fail.

If we do not make all of the property lease or option payments to MinQuest or incur the required expenditures in accordance with the respective property agreements we will lose our ability to option or acquire the property for which we have not made the payments and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the respective property.

10.           Because of the speculative nature of exploration and development of natural resources, there is a substantial risk that our business will fail.

The search for valuable natural resources on our Properties is extremely risky as the exploration for natural resources is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing mines. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  Because the probability of an individual prospect ever having reserves is extremely remote, in all probability the Properties do not contain any reserves, and any funds we spent on exploration will probably be lost. In such a case, we would be unable to complete our business plan.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful.  To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. The risks associated with mineral exploration include:

•	the identification of potential mineralization based on superficial analysis;
•	the quality of our management and our geological and technical expertise; and
•	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization.  It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities.

11.           We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in developing mineral reserves.

The natural resource market is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors such as other junior exploration companies or with any new competitors.  We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

12.           We may not have the funds to purchase all of the supplies, manpower and materials we need to begin exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, manpower and certain equipment such as drill rigs, bulldozers and excavators that we might need to conduct exploration. If there is a shortage or scarcity, we cannot compete with larger companies in the exploration industry for supplies, manpower and equipment.  In the event that the prices for such resources rise above our affordability levels, we may have to delay or suspend operations.  In the event we are forced to limit our exploration activities, we may not find any minerals, even though our Properties may contain mineralized material. Without any minerals we cannot generate revenues and shareholders may lose their investment in our company.

13.           The prices of metals are highly volatile and a decrease in metals prices could result in us incurring losses.

The profitability of natural resource operations are directly related to the market prices of the underlying commodities.  The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions.  Price fluctuations in the metals markets from the time development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine.  Accordingly, we may begin to develop a mineral property at a time when the price of the underlying metals make such exploration economically feasible and, subsequently, incur losses because metals prices have decreased.  Adverse fluctuations of metals market price may force us to curtail or cease our business operations.

14.           Because our business involves numerous operating hazards, we may be subject to claims of a significant size which would be costly to rectify.
Our proposed business is subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure, and craterings.  The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of equipment, injury or death to personnel resulting in substantial liability to us. Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any such contingency would require us to incur additional costs and could force us to cease our operations, which will cause you a loss of your investment.

Difficulties, such as unusual or unexpected rock formations encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and information, and could delay our exploration program.  We do not currently carry insurance to protect against these risks and we may not obtain such insurance in the future.  Even if we do obtain insurance, the nature of these risks is such that liabilities could exceed policy limits or be excluded from coverage.    The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, thereby hurting our financial position, potential future earnings, and competitive positions and the cessation of our operations.

15.           Failure to comply with regulations or damage to the environment from our operations may subject us to significant claims.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, state and local agencies.  Failure to comply with these rules and regulations can result in substantial penalties.  Our cost of doing business may be affected by the regulatory burden on the mineral industry since the rules and regulations frequently are amended or interpreted.  We cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulation could expand and have a greater impact on future mineral exploration operations.  Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the cost of which could harm our results of operations.  We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Our operations and properties are subject to extensive federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences, (ii) restrict the types, quantities and concentration of various substances that can be released into the environment in connection with exploration activities, (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas, (iv) require remedial measures to mitigate pollution from former operations and  (v)  impose substantial  liabilities  for  pollution  resulting  from  our  proposed operations. Non-compliance with laws, including environmental laws could result in significant costs and liabilities that would adversely affect our finances and force us to cease operations.
16.           Because access to our mineral claims is limited during inclement weather conditions delays in our exploration could occur.

The business of mining for gold and other metals is generally subject to a number of risks and hazards including natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Access to our mineral properties is restricted during these weather conditions. Furthermore, during the winter months exploration cannot be done on the properties. As a result, any attempt to test or explore the properties is largely limited to the times when weather conditions permits such activities. These limitations may result in significant delays in exploration efforts. Such delays may have a significant negative effect on our results of operations.

17.           Our principal stockholder, who is also our sole executive officer and director, owns a controlling interest in our voting stock and is able to influence all matters requiring shareholder approval and approval of significant corporate transactions.

Our principal shareholder beneficially owns approximately 62.7% of our outstanding common stock. As a result, this shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

18.           Because our sole executive officer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

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

RISK FACTORS RELATING TO OUR COMMON STOCK

19.           We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.0001 per share, of which 47,820,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

20.           Our sole executive officer who is also a director owns a controlling interest in our voting stock and may take actions that are contrary to your interests, including selling their stock.

Our sole executive officer, who is also a director, beneficially owns approximately 62.7% of our outstanding common stock.  If and when he is able to sell his shares in the market, such sales within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

21.           Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

22.           Currently there is only a very limited public market for our securities, and there can be no assurances that any active market will ever develop and, even if developed, it is likely to be subject to significant price fluctuations.

Our common shares commenced trading on the OTC:BB on July 19, 2011 and there has only been a limited  trading market for our common stock.   There can be no assurances as to whether:

•	any active trading market for our shares will develop;
•	the prices at which our common stock will trade; or
•
the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until a market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of our company and general economic and market conditions.  No assurances can be given that a market will ever develop for the shares of our common stock.

23.           Since our shares are quoted on the OTC Bulletin Board, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the Securities and Exchange Commission adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.   The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the (“OTCBB”) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if the Company has filed its required reports. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

24.           We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting.  We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. Currently, we have no employees, other than our sole officer and director. As we engage in the exploration of our mineral claim, hire employees and consultants, our current design for internal control over financial reporting will not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

25.           Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors are independent, we do not currently have independent audit or compensation committees. As a result, the directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

26.           Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.                      Description of Properties

We do not own any real property. We currently maintain our corporate office space on a shared basis at 200 S Virginia, 8th Floor, Reno, Nevada, 89501 pursuant to a one-year lease for $169 per month.  The lease expires in April 2013.  Management believes that our office space is suitable for our current needs.

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

Map of our Marietta and Crescent Fault Properties located in Nevada.

CF Project
Marietta Project
N E V A D A
B A S
Reno
Sparks
Carson City
Fallon
Fernley
Wadsworth
Hazen
Lovelock
Humboldt
Mill City
Unionville
Oreana
Gerlach
Empire
Battle Mountain
Crescent Valley
Beowawe
Dunphy
Carlin
Austin
Eureka
Gabbs
Hawthorne
Luning
Mina
Babbitt
Schurz
Yerington
Mason
Minden
Gardnerville
Dayton
Stewart
Round Mountain
Manhattan
Duckwater
Currant
Warm Springs
Ruby Valley
Lamoille
Jiggs
Lee
Pyramid Lake
Winnemucca Lake
Humboldt Lake
Carson Sink
Lahontan Res.
Walker Lake
Lake Tahoe
Smoke Creek Desert
Seven Troughs Range
Trinity Range
Humboldt Range
East Range
Stillwater Range
Clan Alpine Mts.
Desatoya Mts.
Shoshone Range
Shoshone Mts.
Toiyabe Range
Toquima Range
Monitor Range
Hot Creek Range
Pancake Range
Simpson Park Mts.
Cortez Mountains
Ruby Mountains
Diamond Mts.
Wassuk Range
Gabbs Valley Range
Gillis Ra.
Excelsior Mts.
Mt. Lewis
Mt. Tenabo
Mt. Callaghan
Job Peak
Mt. Grant
Pilot Peak
NAD27 Zone 11S
0 10 20 30 40 50 60 miles

Crescent Fault Property

Acquisition of Interest

On April 4, 2011, Tundra executed a property option agreement (the “Property Option Agreement”) with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest, a natural resource exploration company.  The property known as the Crescent Fault Property is located in Eureka County, Nevada and currently consists of 33 unpatented claims.

Annual option payments and minimum annual exploration expenditures under the Property Option Agreement are as noted below:

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

The Company has commenced its exploration program on the Crescent Fault Property but as of April 4, 2012, the Company had not met its property expenditure requirement of $200,000. The Company and MinQuest have agreed to extend the property exploration commitment such that the $200,000 due to be spent by April 4, 2012 has been moved to April 4, 2013.  The result of the amendment is that Tundra must now expend $400,000 by April 4, 2013.  All other terms of the agreement remain unchanged.

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property.  If the Company fails to make any payment when due the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.  The Company shall have the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to 66.7% of MinQuest’s royalty (i.e. an amount equal to 2% of the royalty) for $4,000,000. The right to purchase the said royalty interest shall be exercised by the Company providing MinQuest with notice of the purchase accompanied by payment in the amount of $4,000,000.

The Company may use MinQuest for its mineral exploration expertise on the Property. Furthermore, both the Company and MinQuest have the right to assign, sell, mortgage or pledge their rights on the Property.   In addition, any mineral interests staked, located, granted or acquired by either the Company or MinQuest which are located within a 1 mile radius of the Property will be included in the option granted to the Company.

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

In 1994 North Mining acquired the property. North Mining conducted an extensive geologic mapping and sampling program and geophysical surveys. In 1995 North Mining completed a seven-hole reverse circulation drill program for a total of 4005 feet. North Mining tested the hanging wall side of the fault within the pediment. Bedrock was only encountered in three of the seven holes. A lack of positive results forced North Mining to return the project.

In 1996 Golden Peaks Resources acquired the property and reportedly drilled at least one core hole for an unknown total footage. This data is not currently available. The drilling is believed to have occurred in late 1997 to mid-1998. Gold Peak Resources returned the property in 1999.

MinQuest obtained the property in 2005.

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

Gold and silver mineralization on the Crescent Fault property occurs within both sediment and intrusive rocks. Anomalous gold and silver values have been encountered in altered calcareous sandstone, siltstone and conglomerate of the Antler Sequence of Pennsylvanian to Permian age, and the Mesozoic granodiorite. The intrusive bodies appear to interfinger with the sediments suggesting a laccolith environment, but may actually be the result of complicated sets of sub-parallel faulting within the footwall of the range front structure. The character of the mineralization is mixed ranging from base and precious metals-rich skarn to disseminated gold in silicified and argillized sediments. The gold and silver mineralization is associated with lead and zinc in one area of skarn and with a set of toxic elements indicative of “Carlin type” mineralization in other areas. Over all, the system appears similar to other epithermal systems in the immediate area.

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

Geological Exploration Program

In the last three months the Company has been focused on its Crescent Fault Property.  The Company has completed a compilation of the available historical data and a budget proposal of $205,000 submitted by MinQuest was approved by the Company’s Board of Directors in August 2011.  The budget includes a 3,000 foot, reverse-circulation drill program and an archeological survey. The Company has completed the archeological survey and has paid a reclamation bond to the Bureau of Land Management (“BLM”) in the amount of $10,330.  The timing of the planned drill program will depend on weather and the Company’s ability to raise additional funds.

Marietta Property

Acquisition of Interest

On May 18, 2010 we executed the Lease Agreement with MinQuest whereby we obtained the right to conduct mineral exploration activities on and in the property with the subsequent right to participate in the development of minerals from the property.  There are no minimum annual exploration expenditures required under the Lease Agreement.  However, any exploration programs undertaken by us during the lease period shall carryforward and be credited against any future property option agreement should such a property option agreement be executed between us and MinQuest for this property.  Upon execution of the Lease Agreement, we paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.

Under the Lease Agreement, all of our payment obligations are non-refundable.  If we do not make any payments under the agreement we will lose any payments made and all our rights to the property.  MinQuest has retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.  All of the $5,000 annual lease payments under the agreement shall be treated as advance royalty payments and will be an offset to the production royalty due until the total amount paid to lessor has been recouped.

The Company may use MinQuest for its mineral exploration expertise on the property. Furthermore, both the Company and MinQuest have the right to assign, sell, mortgage or pledge their rights in the agreement or on the property.

The Lease Agreement will terminate if the Company fails to comply with any of its obligations under the Agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party.  The Lease Agreement can be terminated by the Company by providing MinQuest with 60 days written notice.

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

Geological Exploration Program

MinQuest has provided a work plan for the first year that will include scanning all currently available data, georeferencing all maps in order to digitize drill hole locations, geology and geochemistry.  A spread sheet of drill hole information has been compiled from the known historical drilling.  All drill hole coordinates, drill hole assays, oxidation boundaries and lithology have been entered into a spread sheet allowing the development of cross-sections in electronic form using industry software.  While the initial work on the Marietta has been completed, the Company is currently focusing on the Crescent Fault Property and as a result is not currently undertaking any work on the Marietta Property.

Item 3.                      Legal Proceedings

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

Item 4.                      Mine Safety Disclosures

The Company currently has no mining operations.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “TNUG.”  The Company’s common stock began trading on July 19, 2011 and has very limited trading to date.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the year ending April 30, 2012:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2012	Fourth Quarter	-	-
	Third Quarter	$0.34	$0.33
	Second Quarter	-	-
	First Quarter	$0.35	$0.32

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Security Holders

On July 27, 2012, there were approximately thirty-six holders of record of the Company’s common stock.

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders.

On January 25, 2012 the Company adopted its 2012 Stock Option Plan (“the 2012 Plan”).  The 2012 Plan provides for the granting of up to 5,000,000 stock options to purchase shares of common stock of the Company to key employees, directors and consultants..  Under the 2012 Plan, the granting of stock options, the exercise prices, and the option terms are determined by the Company's Board of Directors or a committee designated by the Board to administer the 2012 Plan.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond five years.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities that were not previously reported.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Item 6.                      Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.                      Management’s Discussion and Analysis or Plan of Operation

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

Plan of Operation

During the twelve-month period ending April 30, 2013, our objective is to continue to explore the Crescent Fault Property.  The Company expects that it will need approximately $285,000 to fund its operations during the next twelve months which will include property option payments, exploration of the Crescent Fault Property as well as the costs associated with maintaining an office.  The Company completed a financing on April 4, 2011 for total proceeds of $300,000.   However, the cash from this financing is not sufficient to fund all of our planned operations for the next twelve months.  In order to develop our properties, the Company will need to obtain additional financing in the future.  Management may seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

We do not anticipate any equipment purchases in the twelve months ending April 30, 2013.

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

Crescent Fault Property

In the last three months the Company has been focused on its Crescent Fault Property.  The Company has completed a compilation of the available historical data and a budget proposal of $205,000 submitted by MinQuest was approved by the Company’s Board of Directors in August 2011.  The budget includes a 3,000 foot, reverse-circulation drill program and an archeological survey. The Company has completed the archeological survey and has paid a reclamation bond to the BLM in the amount of $10,330.  The timing of the planned drill program will depend on weather, approval from the BLM, and the Company’s ability to raise additional funds.

Marietta Property

MinQuest has provided a work plan for the first year that will include scanning all currently available data, georeferencing all maps in order to digitize drill hole locations, geology and geochemistry.  A spread sheet of drill hole information has been compiled from the known historical drilling.  All drill hole coordinates, drill hole assays, oxidation boundaries and lithology have been entered into a spread sheet allowing the development of cross-sections in electronic form using industry software.  While the initial work on the Marietta has been completed, the Company is currently focusing on the Crescent Fault Property and as a result is not currently undertaking any work on the Marietta Property.

Results of Operations

The Year Ended April 30, 2012 compared to the Year Ended April 30, 2011

We did not earn any revenues during the years ended April 30, 2012 or 2011. The Company is in the exploration stage and we will be in the exploration stage of our business for an extended period of time.  As a result we do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our Properties, or if such resources are discovered, that we will enter into commercial production of our mineral Properties.

For the year ended April 30, 2012 we had a net loss of $123,202 compared to a net loss of $96,619 for the year ended April 30, 2011.  The increase in the net loss was partially due to the Company incurring $32,202 in mineral property exploration expenses related to the archeological survey and mapping of its Crescent Fault Property.   In fiscal 2011, a total of $22,149 in mineral property exploration expenses were incurred with a portion relating to the Marietta Property. In general, in fiscal 2012 there was a higher level of activity as the Company prepared to submit its Crescent Fault drilling proposal to the Bureau of Land Management.  General and administrative expenses increased to $66,000 for the year ended April 30, 2012 from $49,470 for the same period in 2011.  The increase was due to costs associated with engaging a transfer agent and for fees associated with preparing and submitting applications to regulatory authorities in order to have the Company’s common stock approved for trading.

Liquidity and capital resources

We had working capital of $165,984 at April 30, 2012 consisting of cash of $165,937, prepaid expenses of $3,942, and total current liabilities of $3,895.

We anticipate that we will incur the following to April 30, 2013:

•	$70,000 in connection with property option payments under the Company’s Lease Agreement with Marietta and Crescent Fault Property Option Agreement;
•	$172,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s Lease Agreement and Property Option agreements;
•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended April 30, 2012 was $102,023 compared to $70,681 during the year ended April 30, 2011.   The cash used in operating activities increased largely due to an increase in the net loss to $123,202 in 2012 compared to $96,619 in fiscal 2011. Investing activities in fiscal 2012 included $10,330 paid for the reclamation bond on the Crescent Fault Property.  Also, for the years ended April 30,2012 and April 30, 2011 investing activities consisted of $20,000 in each period related to property option payments made on the Crescent Fault Property and $5,000 in each period related to the annual Marietta Property lease payments. For the year ended April 30, 2012, cash received from financing activities was $100,000 from the collection of subscriptions receivable while in fiscal 2011, $35,000 was collected from subscriptions receivable and $262,000 was received from the sale of common stock.

Going Concern Consideration

Current cash available to the Company is not sufficient to continue all of our planned activities for the next twelve months. In addition, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s financial statements for the year ended April 30, 2012. While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

•	Exploration and Development Costs
•	Income Taxes

Exploration and Development Costs

Mineral property interests include optioned and acquired mineral development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was optioned or acquired, either as an individual asset or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral interests costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning May 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact on the financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance had no impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning May 1, 2012. The Company does not expect the updated guidance to have a significant impact on the financial position, results of operations or cash flows.

Item 7A.                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                                 Financial Statements

TUNDRA GOLD CORP.

(An Exploration Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’S REPORT

April 30, 2012 and 2011

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
April 30, 2012 and 2011	F - 2

Statement of Operations for the
Years ended April 30, 2012 and 2011 and the Cumulative Period from September 16, 2009 (inception) to April 30, 2012	F - 3

Statement of Stockholders’ Equity
Since September 16, 2009 (inception) to April 30, 2012	F - 4

Statements of Cash Flows for the
Years ended April 30, 2012 and 2011 and the Cumulative Period from September 16, 2009 (inception) to April 30, 2012	F - 5

Notes to Financial Statements	F - 6

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION

DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Tundra Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Tundra Gold Corp.  (an exploration stage company) as of April 30, 2012 and 2011 and the related statements of operations and cash flows for each of the years in the two-year period ended April 30, 2012, and the cumulative since September 16, 2009 (inception) to April 30, 2012, and the statement of stockholder’s equity since September 16, 2009 (inception) to April 30, 2012.  Tundra Gold Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tundra Gold Corp. (an exploration stage company) as of April 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2012, and the cumulative since September 16, 2009 (inception) to April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses of approximately $222,700 and has no source of revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
July 30, 2012

TUNDRA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2012	2011
ASSETS
Current Assets
Cash	$165,937	$203,290
Prepaid expenses	3,942	1,846
Total Current Assets	169,879	205,136

Reclamation Deposit (note 5)	10,330	-
Total Assets	$180,209	$205,136

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,895	$5,620
Total Current Liabilities	3,895	5,620

Stockholders’ Equity
Common Stock, Par Value $.0001 Authorized 100,000,000 shares, 47,820,000 shares issued and outstanding at April 30, 2012 (April 30, 2011– 77,820,000)	4,782	7,782
Paid-in capital	394,218	391,218
Subscriptions receivable	-	(100,000)
Deficit accumulated since inception of exploration stage	(222,686)	(99,484)

Total Stockholders’ Equity	176,314	199,516
Total Liabilities and Stockholders’ Equity	$180,209	$205,136

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			September 16,
	For the Years Ended		2009
	April 30,		(Inception) to
	2012	2011	April 30, 2012
Revenues	$—	$—	$—
Cost of Revenues	—	—	—
Gross Margin	—	—	—

Expenses
Mineral property exploration expenditures	32,202	22,149	54,351
General and administrative	66,000	49,470	118,335
Total Expenses	98,202	71,619	172,686
Net Loss from Operations	(98,202)	(71,619)	(172,686)

Other Income (Expense)
Interest	—	—	—
Net Other Income (Expense)	—	—	—

Write-down of mineral property acquisition payments	(25,000)	(25,000)	(50,000)
Net Loss	$(123,202)	$(96,619)	$(222,686)

Basic and Diluted loss per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding (1)	70,340,548	74,191,068

(1)	Reflects the 3:1 forward stock split completed on December 12, 2011.

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
					Deficit
					Accumulated
					During
	Common Stock		Paid-In	Subscriptions	Exploration
	Shares (1)	Par Value	Capital	Receivable	Stage	Total
Balance at September 16, 2009 (inception)	—	$—	$—	$—	$—	$—

Common Stock Issued to Founder at $0.000033 per share, March 19, 2010	60,000,000	6,000	(4,000)	—	—	2,000
Common Stock Issued at $0.0033 per share, April 16, 2010	10,500,000	1,050	33,950	(35,000)	—	—
Net Loss for the Period	—	—	—	—	(2,865)	(2,865)
Balance April 30, 2010	70,500,000	$7,050	$29,950	$(35,000)	$(2,865)	$(865)

Common Stock Issued at $0.0167 per share, May 28, 2010	3,720,000	372	61,628	—	—	62,000
Collection of Subscriptions Receivable	—	—	—	35,000	—	35,000
Common Stock Issued at $0.0833 per share, April 4, 2011	3,600,000	360	299,640	(100,000)	—	200,000
Net Loss for the Period	—	—	—	—	(96,619)	(96,619)
Balance April 30, 2011	77,820,000	$7,782	$391,218	$(100,000)	$(99,484)	$199,516

Collection of Subscriptions Receivable	—	—	—	100,000	—	100,000
Shares Returned for Cancellation – January 30, 2012	(30,000,000)	(3,000)	3,000	—	—	—
Net Loss for the Period	—	—	—	—	(123,202)	(123,202)
Balance April 30, 2012	47,820,000	$4,782	$394,218	$—	$(222,686)	$176,314

(1)    Reflects the 3:1 forward stock split completed on December 12, 2011 (note 6)

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			September 16,
	For the Years Ended		2009
	April 30,	April 30,	(Inception) to
	2012	2011	April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(123,202)	$(96,619)	$(222,686)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Write-down of mineral property acquisition costs	25,000	25,000	50,000
Change in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses	(2,096)	14	(3,942)
Increase (decrease) in accounts payable and accrued liabilities	(1,725)	924	3,895
Net Cash Used in Operating Activities	(102,023)	(70,681)	(172,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property acquisition costs	(25,000)	(25,000)	(50,000)
Reclamation deposit	(10,330)	—	(10,330)
Net Cash Used in Investing Activities	(35,330)	(25,0000)	(60,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	397,000	399,000
Subscriptions receivable	100,000	(100,000)	—
Net Cash Provided by Financing Activities	100,000	297,000	399,000

Net Increase in Cash and Cash Equivalents	(37,353)	201,319	165,937
Cash and Cash Equivalents at Beginning of Period	203,290	1,971	—
Cash and Cash Equivalents at End of Period	$165,937	$203,290	$165,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

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

Nature of Operations

The Company has no products or services as of April 30, 2012.  The Company was established to operate in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. The Company currently has one leased and one optioned property.  Both properties are located in Nevada.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $222,686 for the period from September 16, 2009 (inception) to April 30, 2012, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company currently expects that it will need approximately $285,000 to fund its operations during the next twelve months which will include property lease and option payments, undertaking a drill program on its Crescent Fault Property, costs associated with maintaining an office, and professional, legal and accounting expenses associated with our being a reporting issuer under the Securities Act of 1934.  The Company has raised a total of $399,000 since inception.  The Company does not currently have sufficient cash to fund all of its planned operations for the next twelve months.  In order to develop its properties, the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock although there are no assurances that management’s plans will be realized. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of April 30, 2012 and 2011, the company had no outstanding common stock options or warrants

Comprehensive Income

The Company has adopted ASC 220 (formerly SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2012.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended April 30, 2012 or for the year ended April 30, 2011. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended April 30, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction. Tax years 2009 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

New Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning May 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact its financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning May 1, 2012. The Company does not expect the updated guidance to have a significant impact on its financial position, results of operations or cash flows.

NOTE 4 – MINERAL PROPERTY INTERESTS

Marietta Property

On May 18, 2010, the Company executed a property lease agreement with MinQuest, Inc. (“MinQuest”) whereby the Company leased certain unpatented mineral claims from MinQuest collectively referred to as the Marietta Property (the “Marietta”).  The Marietta Property is located in Mineral County, Nevada and currently consists of five unpatented claims.  The lease agreement is for a period of 20 years with annual lease payments of $5,000 due on May 15 of each year.  There are no minimum annual exploration expenditures required under the agreement.  However, any exploration programs undertaken by the Company during the lease period shall carryforward and be credited against any future property option agreement should such a property option agreement be executed between the Company and MinQuest.  Upon execution of the Marietta Agreement, the Company paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.  As a result of the Marietta property not containing any known or assigned resources or reserves, the Company has written down both its initial $5,000 property lease payment and the lease payment made May 18, 2011 in the statements of operations and comprehensive loss at April 30, 2012 and 2011 respectively.

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

Upon execution of the Agreement the Company paid MinQuest $20,000 and well as reimbursed MinQuest for the Crescent Fault’s holdings and related property costs in the amount of $7,920. In addition, on April 4, 2012 the Company made a $20,000 property lease payment.  As a result of the Crescent Fault property not containing any known resource, the Company has written down its initial $20,000 property option payment and the $20,000 payment made on April 4, 2012 in the statement of operations and comprehensive loss at April 30, 2012 and 2011 respectively.

The Company has commenced its exploration program on the Crescent Fault Property but as of April 4, 2012, the Company had not met its property expenditure requirement of $200,000. The Company and MinQuest have agreed to extend the property exploration commitment such that the $200,000 due to be spent by April 4, 2012 has been moved to April 4, 2013.  The result of the amendment is that Tundra must now expend $400,000 by April 4, 2013.  All other terms of the agreement remain unchanged.

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

The Company has paid a $10,330 reclamation deposit on its Crescent Fault property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.

NOTE 6 - COMMON STOCK TRANSACTIONS

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

Share Issuances

On March 19, 2010 the Company issued 60,000,000 shares of common stock to the founder of the Company at $0.000033 per share for total proceeds of $2,000.

On April 26, 2010 the Company issued 10,500,000 shares of common stock to private investors at $.0033 per share for gross proceeds of $35,000.

On May 28, 2010, the Company completed a private placement of 3,720,000 common shares at $0.01667 per share for a total offering price of $62,000.

On April 4, 2011 the Company completed a private placement of 3,600,000 common shares at $0.0833 per share for a total offering price of $300,000.  At April 30, 2011, $100,000 of the proceeds had not been collected by the Company.  Such proceeds were received by the Company during the year ended April 30, 2012.

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

NOTE 7 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2012	2011
Non-capital losses carried forward	75,700	35,000
Less: valuation allowance	(75,700)	(35,000)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2011- 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2012	2011
Computed expected tax benefit	40,700	34,000
Change in valuation allowance	(40,700)	(34,000)
Income tax provision	-	-

As of April 30, 2012, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $222,700 which begin expiring in 2030.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2012 the Company paid $6,000 (2011 - $5,750) in directors’ fees to one of our directors for serving on the Company’s Board of Directors.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On April 1, 2012 the Company renewed its lease for its shared office at a rate of $169 per month for one more year.

Item 9.                          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2012, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of April 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of April 30, 2012 the Company’s internal control over financial reporting was effective based upon the COSO criteria.

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

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Directors and Officers

All directors of our Company hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Gurpartap Singh Basrai	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary Treasurer, and Director	60	September 16, 2009
William Eastwood	Director	78	May 15, 2010

Business Experience

The following is a brief account of the education and business experience of each or our directors and our executive officer.

Gurpartap Singh Basrai is a businessman who has owned and operated several businesses in the Fremont, California area for over 30 years.  Since 1978 he has owned Haller’s Pharmacy. In 2004 he was the President of the Alameda County Pharmacist Association and is a current Board member of the Alameda Alliance for Health, a company which provides health care coverage to over 100,000 children and adults.  In addition, Mr. Basrai is an active consultant to several Intermediate Care Facilities as well as the Fremont Surgery Center. Mr. Basrai holds a Doctorate of Pharmacy from the University of the Pacific School of Pharmacy.  Mr. Basrai is also the sole executive officer of Ranger Gold Corp., a publicly-traded, junior exploration company.  Mr. Basrai was appointed to the Board of Directors as he is an accomplished businessman with decades of experience in operating successful businesses.

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

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of directors. Other than described  below, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Audit Committee Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Code of Ethics

The Company has not adopted a Code of Ethics because of the small size and limited resources of the Company, and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.
Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended April 30, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during our 2012 and 2011 fiscal years.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Gurpartap Singh Basrai	2012	0	0	0	0	0	0	0	0
President, Chief Executive Officer	2011	0	0	0	0	0	0	0	0

Since inception, we have not paid compensation exceeding $100,000 per year to any of our executive officers.

Outstanding Equity Awards

Since our incorporation on September 16, 2009 there have been no equity awards of any kind granted to any of the Company’s officers or directors as of April 30, 2012.

Compensation of Directors

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
William Eastwood	2012	0	0	0	0	0	6,000	6,000
	2011	0	0	0	0	0	5,750	5,750

Commencing with his appointment on May 15, 2010, Mr. Eastwood began receiving $500 a month for serving in the capacity as a director of the Company. In accordance with the terms of a service agreement with Mr. Eastwood, dated May 15, 2010 (the “Service Agreement”), he is to receive such amount in advance on a quarterly basis for as long as he is a director.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of July 30, 2012, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 47,820,000 shares of Common Stock which are issued and outstanding as of July 30, 2012.  Unless indicated otherwise, all addresses below are c/o Tundra Gold Corp., 200 S Virginia, 8th Floor, Reno, Nevada, 89501.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Gurpartap Singh Basrai	30,000,000	62.7%
William Eastwood	-	-
Directors and Officers as a Group (2 individuals)	30,000,000	62.7%

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On March 19, 2010, we issued an aggregate of 60,000,000 shares of our common stock to Gurpartap Singh Basrai our founder, President, Chief Executive Officer, Chairman, and Director.  The shares were issued in consideration for the payment of $2,000.  On January 30, 2012, Mr. Basrai returned 30,000,000 shares of common stock to the Company for cancellation.  Mr. Basrai returned the shares for cancellation in order to reduce the number of shares issued and outstanding. Subsequent to the cancellation, the Company had 47,820,000 shares issued and outstanding; a number that Mr. Basrai considers more in line with the Company’s business plans.

Commencing with his appointment on May 15, 2010, Mr. Eastwood began receiving $500 a month for serving in the capacity as a director of the Company. In accordance with the terms of the Service Agreement, he is to receive such amount in advance on a quarterly basis for as long as he is a director. As of April 30, 2012 we have paid Mr. Eastwood $11,750.

Mr. Eastwood is also a contract geologist for MinQuest.  We are parties to the Lease Agreement and the Property Option Agreement with MinQuest.

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

Item 14.                      Principal Accounting Fees and Services

Robison, Hill & Co. has been our independent registered public accounting firm for the Company since inception.  Fees billed to the Company for the fiscal years ending April 30, 2012 and 2011 are set forth below:

	Fiscal year ending April 30, 2012	Period ending April 30, 2011
Audit Fees	$21,020	$19,000
Audit Related Fees	0	0
Tax Fees	500	500
All Other Fees	0	0

As of April 30, 2012, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Amendment to Articles of Incorporation – Name Change (1)
3.3	Amendment to Articles of Incorporation – Par Value (1)
3.4	By-Laws of Registrant. (1)
4.1	Form of stock certificate. (1)
4.2	2012 Stock Option Plan (3)
4.3	Form of Stock Option Agreement (3)
10.1	Form of Regulation S Subscription Agreement (1)
10.2	Form of Regulation D Subscription Agreement (1)
10.3	Minerals Lease and Agreement dated May 18, 2010 by and between Tundra Gold Corp. and MinQuest, Inc. (1)
10.4	Service Agreement dated May 15, 2010 by and between William Eastwood and the Company (1)
10.5	Crescent Fault Property Option Agreement dated April 4, 2011 by and between Tundra Gold Corp. and MinQuest, Inc. (2)
10.6	Form of Regulation S Subscription Agreement (2)
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

(1) Previously filed with the Company’s Registration Statement, filed with the Securities and Exchange Commission on August 26, 2010, file no. 333-169066
(2) Previously filed with the Company’s Form 8-K filed with the SEC on April 4, 2011.
(3) Previously filed with the Company’s Form 8-K filed with the SEC on January 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUNDRA GOLD CORP.

Dated: July 30, 2012	By: /s/ Gurpartap Singh Basrai
Name: Gurpartap Singh Basrai
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Gurpartap Singh Basrai Gurpartap Singh Basrai	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	July 30, 2012

/s/ William Eastwood William Eastwood	Director	July 30, 2012