Form 10-Q
period 2012-07-31
Tundra Gold Corp.
filed 2012-09-07
CIK 1499467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]         No  [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,820,000 shares of common stock, $0.0001 par value, issued and outstanding as of September 5, 2012.

Item 1.  Financial Statements
TUNDRA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	July 31,	April 30,
	2012	2012
ASSETS
Current Assets
Cash	$146,427	$165,937
Prepaid expenses	7,232	3,942
Total Current Assets	153,659	169,879

Reclamation Deposit (note 5)	10,330	10,330
Total Assets	$163,989	$180,209

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$15,060	$3,895
Total Current Liabilities	15,060	3,895

Stockholders’ Equity
Common Stock, Par Value $.0001
Authorized 100,000,000 shares,
47,820,000 shares issued and outstanding at
July 31, 2012 (April 30, 2012– 47,820,000)	4,782	4,782
Paid-in capital	394,218	394,218
Deficit accumulated since inception of exploration stage	(250,071)	(222,686)
Total Stockholders’ Equity	148,929	176,314
Total Liabilities and Stockholders’ Equity	$163,989	$180,209

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
	For the Three Months Ended		September 16,
	July 31,		2009
	2012	2011	(Inception) To July 31, 2012
Revenues	$—	$—	$—
Cost of Revenues	—	—	—
Gross Margin	—	—	—

Expenses
Mineral Property Exploration Expenditures	—	14,214	54,351
General and Administrative	22,385	16,095	140,720
Net Loss from Operations	(22,385)	(30,309)	(195,071)

Other Income (Expense)
Interest	—	—	—
Net Other Income (Expense)	—	—	—

Write-down of Mineral Property Acquisition Payments	(5,000)	(5,000)	(55,000)
Net Loss	$(27,385)	$(35,309)	$(250,071)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	47,820,000	25,940,000

(1)	Reflects the 3:1 forward stock split completed on December 12, 2011.

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			September 16, 2009
	For the Three Months Ended July 31		(Inception)
			To July 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,385)	$(35,309)	$(250,071)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of Mineral Property Acquisition Costs	5,000	5,000	55,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(3,290)	(483)	(7,232)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	11,165	11,828	15,060
Net Cash Used in Operating Activities	(14,510)	(18,964)	(187,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(5,000)	(5,000)	(55,000)
Reclamation Deposit	—	—	(10,330)
Net Cash Used in Investing Activities	(5,000)	(5,000)	(65,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	—	—	399,000
Collection of Subscriptions Receivable	—	100,000	—
Net Cash Provided by Financing Activities	—	100,000	399,000

Net (Decrease) Increase in
Cash and Cash Equivalents	(19,510)	76,036	146,427
Cash and Cash Equivalents
at Beginning of Period	165,937	203,290	—
Cash and Cash Equivalents
at End of Period	$146,427	$279,326	$146,427

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Cumulative
Since
September 16, 2009
	For the Three Months Ended		(Inception)
	July 31,	July 31,	To July 31,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Nature of Operations

The Company has no products or services as of July 31, 2012.  The Company was established to operate in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. The Company currently has one mineral exploration property under lease located in Mineral County, Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Tundra Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2012, has been omitted.  The results of operations for the three month period ended July 31, 2012 is not necessary indicative of results for the entire year ending April 30, 2013.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $250,071 for the period from September 16, 2009 (inception) to July 31, 2012, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource property and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $84,000 to fund its operations during the next twelve months which will include property lease payments, exploration of its property, costs associated with maintaining an office, and professional, legal and accounting expenses associated with the Company being a reporting issuer under the Securities Act of 1934.  The Company has raised a total of $399,000 since inception.  The Company currently has sufficient cash to fund its planned operations for the next twelve months.  However, in order to continue to develop its property, the Company will need to obtain additional financing in the future.  Management may seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of July 31, 2012 and 2011, the Company had no outstanding common stock options or warrants.

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

NOTE 4 – MINERAL PROPERTY INTERESTS

Marietta Property

On May 18, 2010, the Company executed a property lease agreement with MinQuest, Inc. (“MinQuest”) whereby the Company leased certain unpatented mineral claims from MinQuest collectively referred to as the Marietta Property (the “Marietta”).   The Marietta Property is located in Mineral County, Nevada and currently consists of five unpatented claims.  The lease agreement is for a period of 20 years with annual lease payments of $5,000 due on May 15 of each year.  There are no minimum annual exploration expenditures required under the agreement.  However, any exploration programs undertaken by the Company during the lease period shall carryforward and be credited against any future property option agreement should such a property option agreement be executed between the Company and MinQuest.  Upon execution of the Marietta Agreement, the Company paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.  As a result of the Marietta property not containing any known resource, the Company has written down its respective $5,000 property lease payment in the statement of operations and comprehensive loss at July 31, 2012 and 2011.

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

Crescent Fault Property

On August 15, 2012 the Company gave notice of termination to MinQuest pursuant to the terms of the Crescent Fault Property Agreement (the “Agreement”) dated April 4, 2011. The Agreement, which was filed as an exhibit to the Company's Form 8-K filed on April 7, 2011, had granted the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property known as the Crescent Fault Property controlled by MinQuest. The Company has determined that the Crescent Fault Property no longer fits with its business parameters.

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until August 2013. It is estimated that such fees and expenses will not exceed an aggregate of approximately $5,000.

NOTE 5 – RECLAMATION DEPOSIT

The Company has paid a $10,330 reclamation deposit on its Crescent Fault property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.  As a result of the Company having terminated the Crescent Fault Property Option Agreement (note 4), the Company has applied for a refund of the reclamation deposit.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2012 the Company paid $1,500 (2011 - $1,500) in directors’ fees to one of  its directors.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Tundra Gold Corp. (an exploration stage company) (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended April 30, 2012 filed by the Company with the Securities and Exchange Commission.

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

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. We therefore anticipate optioning or selling any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. We believe optioning or selling a deposit found by us to these major mining companies,  would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and would also provide future capital for the Company to continue operations.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   Currently, we have one property under lease. We have not yet conducted significant exploration on the property. There has been no indication as yet that any mineral deposits exist on our property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Plan of Operation

During the twelve-month period ending July 31, 2013, our objective is to continue to explore the Marietta Property.  We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our two directors and one officer, at a minimum to conserve capital. We believe outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending July 31, 2013.

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

Marietta Property

MinQuest has provided a work plan that included scanning all currently available data, georeferencing all maps in order to digitize drill hole locations, geology and geochemistry.  A spread sheet of drill hole information has been compiled from the known historical drilling.  All drill hole coordinates, drill hole assays, oxidation boundaries and lithology have been entered into a spread sheet allowing the development of cross-sections in electronic form using industry software.  While the initial work on the Marietta has been completed, the Company had been focusing on the Crescent Fault Property that resulted in a reduction in work being done on the Marietta Property.  The Company is now working with MinQuest to re-start the exploration program on the Marietta.

Crescent Fault Property

On August 15, 2012 the Company gave notice of termination to MinQuest pursuant to the terms of the Crescent Fault Property Agreement (the “Agreement”) dated April 4, 2011. The Agreement, which was filed as an exhibit to the Company's Form 8-K filed on April 7, 2011, had granted the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property known as the Crescent Fault Property controlled by MinQuest. The Company has determined that the Crescent Fault Property no longer fits with its business parameters.

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until August 2013. It is estimated that such fees and expenses will not exceed an aggregate of approximately $5,000

The Company has paid a $10,330 reclamation deposit on its Crescent Fault property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.  As a result of the Company having terminated the Crescent Fault Property Option Agreement the Company has applied for a refund of the reclamation deposit.

Results of Operations

We did not earn any revenues during the three-months ended July 31, 2012or July 31, 2011.  The Company is in the exploration stage and we will be in the exploration stage of our business for an extended period of time.  As a result we do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended July 31, 2012 we had a net loss of $27,385 compared to a net loss of $35,309 for the three months ended July 31, 2011.  The decrease in the net loss was largely due to the Company not incurring any mineral property exploration expenses in the three months ended July 31, 2012 compared to $14,214 in the three months ended July 31, 2011.  Partially offsetting the reduction in mineral property exploration expenditures was an increase in general and administrative expenses to $22,385 for the three months ended July 31, 2012 from $16,095 for the three months ended July 31, 2011.  The Company did not incur any mineral property exploration expenditures in 2012 due to the Company terminating the Crescent Fault property option agreement.  In 2011 the Company incurred expenses relating to the archeological survey and mapping of its Crescent Fault Property.  General and administrative expenses were $22,385 for the three months ended July 31, 2012 compared to $16,095 for the same period in 2011.  The increase was due to increases in audit fees and accounting expenses.

Liquidity and Capital Resources

We had cash of $146,427 and working capital of $138,599 as of July 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$5,000 in connection with property lease payments under the Company’s Marietta property agreement;

•	$36,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property lease agreement;

•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended July 31, 2012 was $14,510 compared to $18,964 during the three months ended July 31, 2011.  The cash used in operating activities decreased partly due to a decrease in the net loss to $27,385 in 2012 compared to $35,309 in 2011.  The impact of the lower net loss was partially offset by an increase in outflows from prepaids of $3,209 for the three-month ended July 31, 2012 compared to an outflow of $483 for the three months ended July 31, 2011.   For the three months ended July 31, 2012, cash received from financing activities was $0 compared to $100,000 in the three months ended July 31, 2011 which was received from the collection of subscriptions receivable.  Investing activities for the three months ended July 31, 2012 and July 31, 2011 consisted of $5,000 related to the annual Marietta property lease payments.

Current cash on hand is sufficient for all of the Company’s commitments for the next twelve months. However, the Company will need additional funding to explore and develop its property in the future.  We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We currently believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by many banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing

We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures or continue our operations.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $250,071for the period from September 16, 2009 (inception) to July 31, 2012, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may in the future seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the April 30, 2012 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

The Company does not have any mining operations.

Item 5. Other information

None.

Item 6. Exhibits

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

Date:   September 5, 2012

TUNDRA GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive Officer, Secretary, Treasurer and Director
       (Principal Executive, Financial, and Accounting Officer)