Form 10-Q
period 2012-10-31
Tundra Gold Corp.
filed 2012-12-12
CIK 1499467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,820,000 shares of common stock, $0.0001 par value, issued and outstanding as of December 10, 2012.

Item 1.  Financial Statements
TUNDRA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	October 31,	April 30,
	2012	2012
ASSETS
Current Assets
Cash	$116,397	$165,937
Prepaid expenses	5,363	3,942
Total Current Assets	121,760	169,879

Reclamation Deposit (note 5)	10,330	10,330
Total Assets	$132,090	$180,209

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$200	$3,895
Total Current Liabilities	200	3,895

Stockholders’ Equity
Common Stock, Par Value $.0001
Authorized 100,000,000 shares,
47,820,000 shares issued and outstanding at
October 31, 2012 (April 30, 2012– 47,820,000)	4,782	4,782
Paid-in capital	394,218	394,218
Deficit accumulated since inception of exploration stage	(267,110)	(222,686)

Total Stockholders’ Equity	131,890	176,314
Total Liabilities and Stockholders’ Equity	$132,090	$180,209

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
	For the Three Months		For the Six Months		Since
	Ended		Ended		September 16, 2009
	October 31,		October 31,		(Inception) to
	2012	2011	2012	2011	October 31, 2012
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	5,850	13,788	5,850	28,002	60,201
General and Administrative	11,189	18,838	33,574	34,933	151,909
Total Expenses	17,039	32,626	39,424	62,935	212,110

Net Loss from Operations	(17,039)	(32,626)	(39,424)	(62,935)	(212,110)

Other Income (Expense)
Interest	-	-	-	-	-
Net Other Income (Expense)	-	-	-	-	-

Write-down of Mineral Property Acquisition Payments	-	-	(5,000)	(5,000)	(55,000)

Net Loss	$(17,039)	$(32,626)	$(44,424)	$(67,935)	$(267,110)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	47,820,000	77,820,000	47,820,000	77,820,000

(1)	Reflects the 3:1 forward stock split completed on December 12, 2011.

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			September 16, 2009
	For the Six Months Ended October 31		(Inception)
			To October 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(44,424)	$(67,935)	$(267,110)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of Mineral Property Acquisition Costs	5,000	5,000	55,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(1,421)	(1,275)	(5,363)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(3,695)	12,696	200
Net Cash Used in Operating Activities	(44,540)	(51,514)	(217,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(5,000)	(5,000)	(55,000)
Reclamation Deposit	—	—	(10,330)
Net Cash Used in Investing Activities	(5,000)	(5,000)	(65,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	—	—	399,000
Collection of Subscriptions Receivable	—	100,000	—
Net Cash Provided by Financing Activities	—	100,000	399,000

Net (Decrease) Increase in
Cash and Cash Equivalents	(49,540)	43,486	116,397
Cash and Cash Equivalents
at Beginning of Period	165,937	203,290	—
Cash and Cash Equivalents
at End of Period	$116,397	$246,776	$116,397

The accompanying notes are an integral part of these financial statements.

TUNDRA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
Cumulative
Since
September 16, 2009
	For the Six Months Ended October 31		(Inception)
To October 31,
	2012	2011	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Nature of Operations

The Company has no products or services as of October 31, 2012.  The Company was established to operate in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. The Company currently has one mineral exploration property under lease located in Mineral County, Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Tundra Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2012, has been omitted.  The results of operations for the three and six month periods ended October 31, 2012 are not necessary indicative of results for the entire year ending April 30, 2013.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred an accumulated deficit of $267,110 for the period from September 16, 2009 (inception) to October 31, 2012, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource property and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $64,000 to fund its operations during the next twelve months which will include property lease payments, exploration of its property, costs associated with maintaining an office, and professional, legal and accounting expenses associated with the Company being a reporting issuer under the Securities Act of 1934.  The Company has raised a total of $399,000 since inception.  The Company currently has sufficient cash to fund its planned operations for the next twelve months.  However, in order to continue to develop its property the Company will need to obtain additional financing in the future.  Management may seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of October 31, 2012 and 2011, the Company had no outstanding common stock options or warrants.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes.  At its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of October 31, 2012.

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

NOTE 4 – MINERAL PROPERTY INTERESTS

Marietta Property

On May 18, 2010, the Company executed a property lease agreement with MinQuest, Inc. (“MinQuest”) whereby the Company leased certain unpatented mineral claims from MinQuest collectively referred to as the Marietta Property (the “Marietta”).   The Marietta Property is located in Mineral County, Nevada and currently consists of five unpatented claims.  The lease agreement is for a period of 20 years with annual lease payments of $5,000 due on May 15 of each year.  There are no minimum annual exploration expenditures required under the agreement.  However, any exploration programs undertaken by the Company during the lease period shall carryforward and be credited against any future property option agreement should such a property option agreement be executed between the Company and MinQuest.  Upon execution of the Marietta Agreement, the Company paid MinQuest $5,000 as well as reimbursed MinQuest $756 relating to property holding costs.  As a result of the Marietta property not containing any known resource, the Company has written down its respective $5,000 property lease payment in the statement of operations and comprehensive loss at October 31, 2012 and 2011.

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

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until August 2013. The Company has paid $5,032 in fees under the termination and has no further obligations on the property.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2012 the Company paid $3,000 (2011 - $3,000) in directors’ fees to one of its directors.

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

Plan of Operation

During the twelve-month period ending October 31, 2013, our objective is to undertake the initial stages of an exploration program on the Marietta Property.  We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our two directors and one officer, at a minimum to conserve capital. We believe outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending October 31, 2013.

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

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until August 2013. The Company has paid $5,032 in fees under the termination and has no further obligations on the property.

The Company has paid a $10,330 reclamation deposit on its Crescent Fault property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.  As a result of the Company having terminated the Crescent Fault Property Option Agreement the Company has applied for a refund of the reclamation deposit.

Results of Operations

We did not earn any revenues during the three or six-months ended October 31, 2012 or October 31, 2011.  The Company is in the exploration stage and we will be in the exploration stage of our business for an extended period of time.  As a result we do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three-months ended October 31, 2012 we had a net loss of $17,039 compared to a net loss of $32,626 for the three-months ended October 31, 2011.  The decrease in the net loss was partially due to the Company incurring $5,850 in mineral property exploration expenses in the three-months ended October 31, 2012 compared to $13,788 in the three-months ended October 31, 2011.  Additionally, there was a decrease in general and administrative expenses to $11,189 for the three-months ended October 31, 2012 from $18,838 for the three-months ended October 31, 2011.  The primary mineral property exploration expenditures incurred during the three months ended October 31, 2012 was in relation to termination costs on the Crescent Fault property.  During the three months ended October 31, 2011 the Company incurred expenses relating to the archeological survey and mapping of its Crescent Fault Property.  The higher general and administrative costs in the prior quarter compared to the current quarter was due to the initial set up with a transfer agent in 2011.

For the six-months ended October 31, 2012 we had a net loss of $44,424 compared to a net loss of $67,935 for the six-months ended October 31, 2011.  The decrease in the net loss was largely due to the Company incurring $5,850 in mineral property exploration expenses in the six-months ended October 31, 2012 compared to $28,002 in the six-months ended October 31, 2011.   The primary mineral property exploration expenditures incurred during the six months ended October 31, 2012 was in relation to termination costs on the Crescent Fault property.  During the six months ended October 31, 2011 the Company incurred expenses relating to the archeological survey and mapping of its Crescent Fault Property.   General and administrative expenses were $33,574 for the six-months ended October 31, 2012 compared to $34,933 for the same period in 2011.

Liquidity and Capital Resources

We had cash of $116,397 and working capital of $121,560 as of October 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$5,000 in connection with property lease payments under the Company’s Marietta property agreement;

•	$11,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property lease agreement;

•	$48,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended October 31, 2012 was $44,540 compared to $51,514 during the six months ended October 31, 2011.  The cash used in operating activities decreased partly due to a decrease in the net loss to $44,424 in 2012 compared to $67,935 in 2011.  The impact of the lower net loss was partially offset by cash flows from changes accounts payable and accrued liabilities.  For the six months ended October 31, 2012 there was an outflow of $3,695 compared to an inflow of $12,696 for the six months ended October 31, 2011.   For the six months ended October 31, 2012, cash received from financing activities was $0 compared to $100,000 in the six months ended October 31, 2011 which was received from the collection of subscriptions receivable.  Investing activities for the six months ended October 31, 2012 and October 31, 2011 consisted of $5,000 related to the annual Marietta property lease payment in each respective period.

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

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $267,110 for the period from September 16, 2009 (inception) to October 31, 2012, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may in the future seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:   December 10, 2012

TUNDRA GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive Officer, Secretary, Treasurer and Director
       (Principal Executive, Financial, and Accounting Officer)